Form 10-K
period 1993-12-31
WASHINGTON NATIONAL CORP
filed 1994-03-29
CIK 104867

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-K

            ANNUAL REPORT FILED PURSUANT TO SECTION 13 OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1993 Commission file number 1-7369

                   WASHINGTON NATIONAL CORPORATION
         (Exact name of registrant as specified in charter)

             DELAWARE                         36-2663225
     (State of incorporation)              (I.R.S. Employer
                                         Identification No.)
        300 TOWER PARKWAY
      LINCOLNSHIRE, ILLINOIS                    60069
      (Address of principal                   (Zip Code)
        executive offices)

   Registrant's telephone number, including area code: (708) 793-3000
    Securities registered pursuant to Section 12(b) of the Act:

                                       Name of each exchange on
       Title of each class                 which registered
    Noncumulative Common Stock      New York Stock Exchange, Inc.
          ($5 par value)
      Cumulative Convertible        New York Stock Exchange, Inc.
         Preferred Stock
          ($5 par value)
    Securities registered pursuant to Section 12(g) of the Act:
                                None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90
days.   Yes     X       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III
of this Form 10-K or any amendment to this Form 10-K. (   )

State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 24, 1994.

               Common Stock, $5 par value - $244,039,815
        Convertible Preferred Stock, $5 par value - $6,161,126

Note: This calculation is made solely for the purpose of complying with the requirements of this filing. Neither the registrant nor any affiliates are bound by this calculation for any other purpose.

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date.
                Common Stock $5 par value - 12,135,821
  (excluding 3,383,473 shares held in the Treasury) as of March 24, 1994

                 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1994 Proxy Statement are incorporated by reference into
Part III.

                               PART I

ITEM 1. BUSINESS

General Development of Business

Washington National Corporation (WNC) was incorporated as a general business corporation under the Delaware General Corporation Law on February 26, 1968, for the initial purpose of becoming the parent company and sole stockholder of Washington National Insurance Company (WNIC), an Illinois insurance corporation dating back to 1911. WNC was organized in order to permit diversification into the broader field of financial services and is admitted to do business in Delaware, Indiana, and Illinois. Its executive offices are located at 300 Tower Parkway, Lincolnshire, Illinois 60069-3665.

The primary operating companies of WNC are WNIC and United
Presidential Life Insurance Company (UPI). As of December 31, 1993, WNC and its affiliates had 971 employees.

In 1989, WNC and its affiliates completed a strategic plan and began restructuring their operations. The strategic plan called for the divestiture of the home service and direct response lines of business at WNIC and a subsidiary, Washington National Life Insurance Company of New York (WNNY). WNIC sold the direct response and home service product lines and WNNY in 1989, 1990, and 1991, respectively. The organization is now focused on four lines of business: individual health insurance, group employee benefits, disability insurance for educators (all underwritten by WNIC), and individual life insurance and annuities (underwritten by UPI).

In the third quarter of 1993, WNC issued 2.1 million new shares of common stock in a public offering that raised $47.3 million.

    GENERAL DESCRIPTION OF THE BUSINESS OF THE INDUSTRY SEGMENTS

WNC is an insurance holding company which, through WNIC and UPI, provides life, annuity, health, disability, and specialty insurance products to individuals and groups in carefully targeted markets. The business segments related to WNC's business are a life insurance and annuities segment, an individual health insurance segment, a group products segment, and a corporate and other segment. The corporate and other segment includes realized investment gains and losses, as well as the operations of divested lines of business and the gain or loss on the sales thereof. In addition, this segment includes the operations of WNC that do not specifically support one of the other segments.

Further information about WNC's four business segments can be found in
Item 8, under the caption "Note K - Segment Information."

Washington National Insurance Company

WNIC is a legal reserve stock life insurance company organized under the laws of Illinois in 1926 and is the successor to other companies dating back to 1911. WNIC's home office is located at 300 Tower Parkway, Lincolnshire, Illinois 60069-3665. WNIC is licensed to do business in all states of the United States (except New York) and the District of Columbia.

WNIC underwrites individual health insurance, group employee benefits, and disability insurance for educators. As part of the corporate strategy plan, the decision was made to write life insurance and annuity business solely at UPI. Therefore, as of November 1989, WNIC ceased writing individual life insurance policies and annuities, except for home service life products, which WNIC ceased writing in March 1990; however, WNIC continues to administer existing life insurance and annuity business.

WNIC's individual health line of business includes major medical and hospital-surgical policies. Group employee benefits consists of term life, major medical, disability income, and dental insurance policies. Disability insurance for educators generally is sponsored by school districts or educational associations for voluntary purchase by employees of public school systems.

In 1993, 2% of WNIC's insurance premiums and other policy charges were derived from products in the life insurance and annuities segment. A total of 40% of WNIC's 1993 insurance premiums and other policy charges were derived from products in the individual health insurance segment. A total of 58% of WNIC's 1993 insurance premiums and other policy charges were derived from products in the group products segment, of which 16% and 84% were from life insurance and health insurance, respectively. Group health insurance premiums were 29%, 30%, and 35% of WNC's total revenues in 1993, 1992, and 1991, respectively.

Texas, New Jersey, and Illinois account for approximately 33% of WNIC's annual premium revenue. Arizona, Louisiana, Florida, and Missouri also account for a significant portion of WNIC's premium revenue, with a combined 20% of the total premium revenue.

WNIC's insurance products are primarily sold by salaried group insurance representatives and field marketing organizations. The sector of WNIC's field force that distributes group employee benefits and disability insurance for educators consists of 65 field representatives, including 12 managers, all of whom are salaried employees of WNIC. Their activities are supported by 110 other field employees. WNIC markets individual health products through brokers, who are employed by field marketing organizations under standard brokerage contracts. At December 31, 1993, WNIC had approximately 40,500 brokers employed by 66 field marketing organizations, who sell insurance for other companies as well as for WNIC.

United Presidential Life Insurance Company

UPI, an Indiana life insurance company, began business in 1965 and currently is licensed to do business in 45 states and the District of Columbia. UPI's parent company, United Presidential Corporation
(UPC), was incorporated in 1961 as an Indiana corporation and, effective during the fourth quarter of 1993, is 71% owned by WNIC and 29% owned by WNC. Prior to fourth quarter 1993 UPC was owned 100% by WNIC. Both UPC and UPI have executive offices located at One Presidential Parkway, Kokomo, Indiana 46904-9006. UPI's primary business is the marketing and underwriting of individual life insurance and annuities. Its primary marketing focus is interest-sensitive products such as universal life insurance, excess-interest whole life insurance, and annuities. UPI's operating results are in the life insurance and annuities segment.

California, Indiana, and Michigan account for approximately 29% of UPI's 1993 premiums and other charges. However, several other states make significant contributions to premiums and other charges, including Pennsylvania, Florida, Ohio, and Minnesota.

Sales are made through approximately 8,000 insurance agents and brokers having an independent contractor relationship with UPI. Such persons may also be independent insurance brokers. UPI has no internal or captive sales force and accordingly, has negligible training, maintenance, or financing expenses. This marketing system facilitates sales force expansion without significant cost, provided that product lines remain competitive with those being offered by other companies.

New Products of the Segments

For the life insurance and annuities segment, UPI introduced in 1993 two new universal life insurance products to meet the demands and needs of the marketplace. In 1994, UPI will introduce a low premium permanent life insurance product and an update to its annuity portfolio of products.

The individual health insurance segment introduced in 1993 new versions of its major-medical and in-hospital products. New products anticipated in 1994 are an individual disability product and a cancer insurance product.

The group products segment introduced in 1993 a cancer insurance product and several enhancements for disability insurance for employees of employer-sponsored groups. New products anticipated in 1994 are long-term care insurance and further enhancements to disability insurance.

Competitive Conditions of the Segments

The insurance subsidiaries, along with other insurance companies with whom they are in competition, are subject to regulation and supervision by the supervisory agency in each jurisdiction in which they are licensed to do business, greatly affecting the competitive environment in which they operate. These supervisory agencies have broad administrative powers, including those relating to the granting and revocation of licenses to transact business, licensing of agents, approval of policy forms, establishing reserve requirements as well as the form and content of required financial statements, and conducting of periodic examinations. The companies must meet the standards and tests established by the National Association of Insurance Commissioners and, in particular, the investment laws and regulations of their states of incorporation. This regulation and supervision is primarily for the protection of policyowners and not stockholders.

WNIC's individual health insurance line of business faces competition from approximately 45 companies. There are approximately 90 group employee benefits insurers and less than 30 insurers of disability insurance for educators in competition with WNIC's group products segment. UPI competes for the sale of life insurance and annuity products with approximately 300 U.S. life insurance companies, including stock and mutual companies.

          FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

Neither WNC nor any affiliated company is licensed to do business outside of the United States.

ITEM 2. PROPERTIES

WNC's home office building is in a five-story, 175,000 square-foot office building located at 300 Tower Parkway, Lincolnshire, Illinois. The building is leased from a joint venture partnership in which Washington National Development Company (WNDC), a subsidiary of WNIC, has a one-third interest. WNC first occupied the property in May, 1993 and WNIC signed a twenty-year lease to occupy the building.

WNDC has a fifty percent interest in a joint venture partnership that owns a 22,000 square-foot data center in Vernon Hills, Illinois, that is leased and occupied solely by WNIC. WNIC first occupied the property in April, 1993 and signed a twenty-year lease.

WNIC also owns a 335,000 square-foot office building in Evanston, Illinois. WNIC occupies approximately 7 percent of this building and leases the remainder to nonaffiliated commercial enterprises. At December 31, 1993, the outstanding balance on the mortgage loan secured by this property was $2,434,000. WNIC also occupies 28 field offices throughout the country, all of which are leased.

UPI's home office is a 102,000 square-foot office building that UPI owns, and is located on a thirty-acre site in Kokomo, Indiana.

ITEM 3. LEGAL PROCEEDINGS

WNC and certain affiliated companies have been named in various pending legal proceedings considered to be ordinary routine litigation incidental to the business of such companies. A number of other legal actions have been filed against WNC's subsidiaries which demand compensatory and punitive damages aggregating material dollar amounts. WNC believes that such suits are substantially without merit and that valid defenses exist. WNC's management is of the opinion that such litigation will not have a material effect on WNC's consolidated financial position. No proceedings, or group of proceedings presenting in large degree the same issues, exceed the materiality standard for disclosure contained in Instruction 2 to
Item 103 of Regulation S-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                EXECUTIVE OFFICERS OF THE REGISTRANT

Executive officers of WNC and a description of their business experience are set forth below. The business experience of the officers who have been affiliated with WNC less than five years is described in detail; the business experience of officers who have been affiliated with WNC five years or more focuses on only such experience during the last five years.

Wade G. Brown

Mr. Brown, age 56, joined WNIC as Executive Vice President and Chief Information Officer in June, 1993. From 1990 to 1993, Mr. Brown was a senior management consultant with CompuPros, Inc. Prior to that, Mr. Brown spent over seven years with Computer Language Research, Inc. where his last position was as Director of Information Services. Mr. Brown is a Director of UPI and WNIC and serves on WNIC's Executive and Finance Committees.

Curt L. Fuhrmann

Mr. Fuhrmann, age 47, President of WNIC's Health Division as of October, 1993, joined WNIC as President of the Individual Health Division in October, 1989. Between 1985 and 1989, Mr. Fuhrmann was President and Chief Executive Officer of Pyramid Life Insurance Company, a company with approximately $40 million in annual premiums. In these positions, Mr. Fuhrmann had total profit and loss responsibility for an individual health book of business. Mr. Fuhrmann is a Director of UPI and WNIC and serves on WNIC's Executive and Finance Committees.

Kenneth A. Grubb

Mr. Grubb, age 54, joined WNIC as President of the Education Division in June, 1992. From 1989 to 1992, Mr. Grubb was Director of the Louisville Service Center of Humana, Inc., a large publicly-held healthcare company, responsible for billing, claims, customer service, underwriting and staff support. Prior to joining Humana, Mr. Grubb spent nine years at Capital Holding Corporation where he served as head of the group insurance division among other responsibilities. Mr. Grubb is a Director of UPI and WNIC and serves on WNIC's Executive and Finance Committees.

Robert W. Patin

Mr. Patin, age 51, was elected Chairman of the Board and Chief Executive Officer of WNC and Chairman of the Executive and Nominating Committees in July, 1988. At that time, he also assumed the position of Chairman of the Board of WNIC and Chairman of its Executive Committee. Mr. Patin also serves on WNIC's Finance Committee. Mr. Patin was elected President of WNC and WNIC in May, 1990 and February, 1991, respectively. He also is a Director of certain affiliated companies of WNC, including UPC and UPI.

James N. Plato

Mr. Plato, age 45, was elected Chairman of the Board, President and Chief Executive Officer of UPC and its principal subsidiary, UPI, effective February 1, 1994. From January 1, 1993 through January, 1994, Mr. Plato served as President and Chief Operating Officer of UPC and UPI. From March, 1992 through December, 1992, Mr. Plato held the position of Executive Vice President and Chief Marketing Officer. Mr. Plato joined UPI in 1990 as its Senior Vice President and Chief Marketing Officer. From 1986 to 1990, Mr. Plato was Senior Vice President of Marketing for Reserve Life Insurance, Dallas, Texas. Mr. Plato is a Director of WNIC.

Thomas Pontarelli

Mr. Pontarelli, age 44, has been Executive Vice President of WNC and WNIC and head of the Staff Division of WNIC since 1989. Mr. Pontarelli started at WNIC in 1974 and was elected Vice President, General Counsel and Corporate Secretary of WNC in 1984. In 1985, Mr. Pontarelli was elected Senior Vice President, General Counsel and Corporate Secretary of WNC and Senior Vice President of WNIC.
He currently serves on the Board of Directors of WNIC, UPC, and UPI and is a member of the Finance and Executive Committees of WNIC's Board of Directors.

Thomas C. Scott

Mr. Scott, age 47, has been Executive Vice President and Chief Financial Officer of WNC and Executive Vice President, Chief Financial Officer and Chief Actuary of WNIC and head of its Financial Division since 1989. Mr. Scott joined WNIC in 1974, served as Vice President at WNIC from 1983 to 1987, and as Senior Vice President of WNIC from 1987 to 1989. He currently serves on the Board of Directors of WNIC, UPC, and UPI and is a member of the Executive Committee and Chairman of the Finance Committee of WNIC's Board of Directors.

Don L. Wilhelm

Mr. Wilhelm, age 62, retired on December 31, 1993 as a Director of WNC, a position he has held since 1987, and as Chief Executive Officer of UPC and UPI, positions he has held since 1961 and 1965, respectively. On January 31, 1994, Mr. Wilhelm retired from the Board of UPC and UPI and from his position as Chairman of the Board.

                               PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

QUARTERLY INFORMATION (unaudited)

Washington National Corporation and Subsidiaries

The following table summarizes selected unaudited quarterly information for 1993 and 1992. Stock quotes were obtained from the National Quotation Bureau, Inc. As of March 10, 1994, WNC had approximately 9,200 Common and Preferred stockholders, including individual participants in security depository position listings.

(000s omitted, except per share amounts)                           1993
                                                                 Quarter Ended
                                            --------------------------------------------------------
                                            March 31, (a)      June 30, September 30,  December 31,
Total revenues                                   $151,180      $159,956      $158,125      $159,266
Income before cumulative effect of
  changes in accounting principles                  4,746         6,794         5,443        11,233
Cumulative effect                                  (1,550)            -             -             -
Net income                                          3,196         6,794         5,443        11,233
Income per share before cumulative effect            0.46          0.66          0.50          0.91
Net income per share                                 0.31          0.66          0.50          0.91

Market price:
  Common:
    High                                           27.875        27.250        24.625        25.875
    Low                                            22.625        22.250        22.000        23.500
    Close                                          26.250        22.875        23.750        24.000

  Preferred:
    High                                           54.000        54.500        51.500        53.250
    Low                                            44.750        46.000        46.375        49.750
    Close                                          50.125        46.500        49.500        52.000
Common Stock dividends                              0.270         0.270         0.270         0.270
Preferred Stock dividends                           0.625         0.625         0.625         0.625

(000s omitted, except per share amounts)                           1992
                                                                 Quarter Ended
                                            --------------------------------------------------------
                                              March 31,      June 30,   September 30,  December 31,
Total revenues                                   $142,587      $137,640      $142,647      $147,568
Income before cumulative effect of
  changes in accounting principles                  3,112         4,007         2,656         7,077
Cumulative effect                                 (22,819)            -             -             -
Net income                                        (19,707)        4,007         2,656         7,077
Income per share before cumulative effect            0.30          0.39          0.26          0.70
Net income per share                                (1.99)         0.39          0.26          0.70

Market price:
  Common:
    High                                           19.125        20.250        23.500        23.500
    Low                                            16.000        17.125        19.375        21.375
    Close                                          17.250        19.625        23.500        23.000

  Preferred:
    High                                           36.250        41.125        46.500        46.250
    Low                                            31.000        35.000        41.000        44.750
    Close                                          35.000        40.750        45.500        45.250
Common Stock dividends                              0.270         0.270         0.270         0.270
Preferred Stock dividends                           0.625         0.625         0.625         0.625

(a) Restated for the adoption of SFAS 112. See Note A.



ITEM 6. SELECTED FINANCIAL DATA

Five Year Summary

Washington National Corporation
(000s omitted, except per share amounts)             1993        1992    1991 (b)    1990 (c)    1989 (d)
                                              ------------------------------------------------------------
Total revenues                                   $628,527    $570,442    $578,044    $709,083    $813,947
Operating income (loss) (a)
    Pretax operating income (loss)                 38,577      26,975      20,370       4,568      (6,833)
    Net operating income (loss)                    25,057      18,808      17,381       4,872      (2,211)
Income (loss) before cumulative
  effect of changes in accounting
  principles                                       28,216      16,852      (2,964)     (8,523)      9,778
Net income (loss)                                  26,666      (5,967)     (2,964)     (8,523)      9,778
Average common shares and
  equivalents outstanding                          10,755       9,989       9,980      10,534      10,816
Per share:
    Net operating income (loss)                     $2.30       $1.84       $1.71       $0.43      ($0.24)
    Income (loss) before cumulative
      effect of changes in
      accounting principles                          2.59        1.65       (0.33)      (0.84)       0.87
    Net income (loss)                                2.45       (0.63)      (0.33)      (0.84)       0.87
    Common dividends declared                        1.08        1.08        1.08        1.08        1.08
Total assets                                    2,854,419   2,712,783   2,554,999   2,759,861   2,974,456
Mortgage and long-term notes
  payable                                           2,434      13,870      14,042      18,506      44,692
Stockholders' equity                              348,945     288,040     300,062     307,412     346,112
Life insurance in force (in millions)              22,215      25,454      24,227      26,043      29,992


(a) Consists of income before realized investment losses, divestitures, gains from curtailments of benefit plans, and the cumulative effect of accounting changes.
(b) Included in 1991 is the sale of the Company's New York subsidiary and two blocks of business. See Note J to the Consolidated Financial Statements for further discussion.
(c) Included in 1990 is the sale of the Company's home service business that had revenues and policy charges of $16.8 million and a $23.9 million pretax gain. Also included in 1990 was a
    $16.0 million accrual for the loss on the sale of the Company's New York subsidiary.
(d) Included in 1989 is the sale of the Company's direct response business which had revenues and policy charges of $40.1 million and an $18.3 million pretax gain.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview
Washington National Corporation (WNC or the Company) is an insurance holding company that, through its two principal operating subsidiaries, Washington National Insurance Company (WNIC) and United Presidential Life Insurance Company (UPI), provides life, annuity, health, disability, and specialty insurance products to individuals and groups in carefully targeted markets that the Company believes are underserved by other insurance carriers. In 1991, the Company completed a three-year corporate restructuring that narrowed its focus to three core businesses, improved its operating performance, and in management's view, positioned the Company for profitable expansion.

The Company's three core businesses are: (i) life insurance and annuities: universal life insurance and other interest-sensitive life insurance and annuity products marketed to individuals and small businesses; (ii) group products: employee-paid disability and other specialty insurance products for teachers and other employers with 100 to 1,000 employees; and (iii) individual health: individual health insurance products, primarily major medical and hospital coverage for persons under the age of 65 without employer-sponsored insurance.

The Company employs a decentralized operating structure and utilizes distinct distribution systems to access each of its targeted markets and to provide timely, individualized service to its customers. The Company emphasizes the sale of market-driven products, a profit-oriented rather than a volume-oriented approach to underwriting, tight expense controls, and a proactive approach to market and regulatory changes. The Company continually evaluates new products and markets in order to capitalize on potential opportunities and to anticipate and respond effectively to business and regulatory changes.

Corporate Restructuring
In 1988, the Company commenced a major restructuring effort to narrow its focus to three core businesses, reduced its work force by over two-thirds, and recruited new operating managers with many years of insurance industry experience. The Company decentralized decision-making and implemented performance-based management compensation in order to promote greater accountability at the operating business level. The Company also invested approximately $40 million in its operating businesses to improve computer systems, technical expertise, administrative facilities, and distribution systems. In addition, the Company implemented underwriting and pricing changes in its three core businesses to improve profitability, and upgraded the quality of its investment portfolio.

Strategy
The Company's current focus is on continuing the improvement in its operating performance, principally through a strategy of disciplined revenue growth in each of the three core businesses along with further reductions in expense ratios. The Company seeks to achieve revenue growth primarily by expanding its sale of existing and new products and services within targeted markets that are underserved by other insurance carriers. The Company anticipates that additional revenue growth may result from certain cross-marketing opportunities within its businesses and selected acquisitions of profitable blocks of business. Additionally, the Company believes that its life insurance and annuities business complements the Company's more cyclical health businesses, thereby providing greater stability to the Company's earnings base. The Company seeks to achieve reductions in its expense ratios through infrastructure improvements, ongoing work flow re-engineering, and revenue growth.

The Company is closely monitoring developments concerning health care reform and is preparing strategic responses to different possible outcomes. In anticipation of health care reform, the Company's health businesses have begun to diversify into product areas that the Company believes are consistent with its targeted market focus and may be less affected, or unaffected, by health care reform. The Company's strategy regarding health care reform is discussed in more detail under the caption "Health Care Reform."

Consolidated Results of Operations
Components of Income (Loss) by Segment
(000s omitted)
                                                                              1993
                                                      ------------------------------------------------------------
                                                          Life
                                                      Insurance &    Group     Individual Corporate &
                                                       Annuities    Products     Health      Other       Total
Revenues
  Insurance and other revenues                            $69,969    $219,016    $154,398      $1,763    $445,146
  Net investment income                                   158,981      15,605       5,543       3,606     183,735
  Realized investment losses                                    -           -           -        (354)       (354)
    Total revenues                                        228,950     234,621     159,941       5,015     628,527

Benefits and Expenses
  Insurance benefits                                      160,341     166,884      92,042       1,091     420,358
  Expenses                                                 20,650      59,484      46,540       4,838     131,512
  Amortization of deferred insurance costs                 19,831       2,121      15,991           -      37,943
    Total benefits and expenses                           200,822     228,489     154,573       5,929     589,813

Pretax income (loss)                                      $28,128      $6,132      $5,368       ($914)     38,714
Income taxes                                                                                               10,498
Income before change in accounting principles                                                              28,216
Cumulative effect of change in accounting principles                                                       (1,550)
Net income                                                                                                $26,666

                                                                              1992
                                                      ------------------------------------------------------------
                                                          Life
                                                      Insurance &    Group     Individual Corporate &
                                                       Annuities    Products     Health      Other       Total
Revenues
  Insurance and other revenues                            $68,734    $215,021    $102,373      $1,795    $387,923
  Net investment income                                   164,754      16,211       5,205         967     187,137
  Realized investment losses                                    -           -           -      (4,618)     (4,618)
    Total revenues                                        233,488     231,232     107,578      (1,856)    570,442

Benefits and Expenses
  Insurance benefits                                      176,949     168,919      62,798       1,174     409,840
  Expenses                                                 21,152      50,957      35,540        (557)    107,092
  Amortization of deferred insurance costs                 13,531       1,107      12,482           -      27,120
    Total benefits and expenses                           211,632     220,983     110,820         617     544,052

Pretax income (loss)                                      $21,856     $10,249     ($3,242)    ($2,473)     26,390
Income taxes                                                                                                9,538
Income before changes in accounting principles                                                             16,852
Cumulative effect of changes in accounting principles                                                     (22,819)
Net loss                                                                                                  ($5,967)


                                                                              1991
                                                      ------------------------------------------------------------
                                                          Life
                                                      Insurance &    Group     Individual Corporate &
                                                       Annuities    Products     Health      Other       Total
Revenues
  Insurance and other revenues                            $63,467    $251,298     $77,604      $5,935    $398,304
  Net investment income                                   163,592      16,693       4,833      14,242     199,360
  Realized investment losses                                    -           -           -     (19,620)    (19,620)
    Total revenues                                        227,059     267,991      82,437         557     578,044

Benefits and Expenses
  Insurance benefits                                      176,072     194,961      51,016       8,239     430,288
  Expenses                                                 17,095      58,607      36,332      15,005     127,039
  Amortization of deferred insurance costs                  9,905         899       8,906       1,415      21,125
    Total benefits and expenses                           203,072     254,467      96,254      24,659     578,452

Pretax income (loss)                                      $23,987     $13,524    ($13,817)   ($24,102)       (408)
Income taxes                                                                                                2,556
Net loss                                                                                                  ($2,964)


Analysis of Net Income (Loss)
(000s omitted)                                                    1993        1992        1991
                                                           ------------------------------------
Pretax operating income (loss) (1)
  Life insurance and annuities                                 $27,637     $21,856     $23,987
  Group products                                                 6,132      10,249      13,524
  Individual health                                              5,368      (3,242)    (13,817)
  Corporate and other                                             (560)     (1,888)     (3,324)

Total pretax operating income                                   38,577      26,975      20,370

Income taxes on operations                                      13,520       8,167       2,989

Net operating income                                            25,057      18,808      17,381

Other components of net income (net of taxes)
  Realized investment gains (losses) (2)                         2,840      (4,618)    (19,620)
  Gains from benefit plan changes (3)                              319       2,662           -
  Cumulative effect of changes in accounting principles (4)     (1,550)    (22,819)          -
  Loss on divestitures                                               -           -        (725)

Net income (loss)                                              $26,666     ($5,967)    ($2,964)

(1) Pretax income (loss) before realized investment gains (losses), loss on divestitures, cumulative effect of accounting changes, and gains from benefit plan changes.
(2) 1993: Realized losses of $354 less tax benefit of $3,194.
(3) 1993: Curtailment gain of $491 less tax of $172 for UPI; 1992: Curtailment gain of $4,033 less tax of $1,371 for WNIC.
(4) 1993: Employers' Accounting for Postemployment Benefits; 1992: Employers' Accounting for Postretirement
    Benefits Other than Pensions and Accounting for Income Taxes.


Year Ended December 31, 1993 Compared to Year Ended December 31, 1992

Insurance Premiums and Policy Charges. Insurance premiums and policy charges increased $57.8 million, or 15.2%, from $381.0 million in 1992 to $438.8 million in 1993. The increase was primarily due to an increase in individual health insurance premiums of $52.3 million and group products premiums of $4.1 million resulting from an increased amount of business in force and rate increases for both segments and $23.2 million of premium revenues from an individual health reinsurance transaction entered into in the second quarter of 1993. See "Segment Information - Group Products" and "Segment Information - Individual Health," below.

Net Investment Income. Net investment income decreased $3.4 million, or 1.8%, to $183.7 million in 1993 from $187.1 million in 1992. The decrease was due to a general decline in market interest rates which caused a decline in the Company's portfolio yield from 8.6% to 8.0%, offset in part by an increase in invested assets. Invested assets at December 31, 1993 increased $122.4 million from December 31, 1992, principally due to deposits on life insurance policies and annuity contracts exceeding withdrawals combined with proceeds from a secondary stock offering in the third quarter of 1993.

Realized Investment Losses. Realized investment losses for 1993 were $0.4 million compared to $4.6 million in 1992. In 1993, realized gains of $7.8 million, $2.0 million, and $0.4 million on fixed maturity investments, mortgage loans on real estate, and equity securities, respectively, were offset by losses of $10.6 million on real estate investments. In 1992, realized gains of $5.6 million on fixed maturity investments were offset by losses of $4.9 million on mortgage loans on real estate, $3.6 million on real estate investments, and $1.7 million on equity securities.

Insurance Benefits Paid or Provided. Insurance benefits paid or provided increased $10.6 million, or 2.6%, from $409.8 million in 1992 to $420.4 million in 1993. The increase was primarily due to increased individual health insurance benefits of $29.2 million resulting from an increase in the block of in force business and the reinsurance transaction referred to above. Partially offsetting this was a decline in life insurance and annuities benefits of $16.6 million resulting from a decrease in interest credited on interest-sensitive products, favorable mortality experience, and the annual review of benefits assumptions, discussed below in "Amortization of Deferred Insurance Costs."

Insurance and General Expenses. Insurance and general expenses increased $24.4 million from $107.1 million in 1992 to $131.5 million in 1993. Included in 1993 are expenses of $6.9 million related to an individual health reinsurance transaction. See "Segment Information - Individual Health," below. Additionally, 1993 includes charges of $1.6 million related to re-engineering in the life insurance and annuities segment and $1.7 million for the combination of the individual health and employee benefits divisions. 1993 also includes move related costs, primarily due to the closing of the Company's previous headquarters.

Amortization of Deferred Insurance Costs. Amortization of deferred insurance costs increased $10.8 million, or 39.9%, in 1993 to $37.9 million from $27.1 million in 1992. The change was primarily due to increased amortization of $3.5 million in the individual health insurance segment resulting from an increase in the block of in force business and $3.6 million due to the annual review of amortization assumptions in the life insurance and annuities segment, partially offset by the decrease in benefits, discussed above.

Income Before Income Taxes and Changes in Accounting Principles. Income before income taxes and changes in accounting principles increased $12.3 million, or 46.7%, to $38.7 million in 1993 compared to $26.4 million in 1992. The increase was due primarily to improved operations in the Company's individual health and life insurance and annuities segments, offset in part by lower pretax income from the group products segment.

Income Taxes. Income taxes increased $1.0 million to $10.5 million in 1993 compared to $9.5 million in 1992, primarily due to improved income from operations. Included in income taxes for 1993 is a tax credit of $3.2 million related to realized investment losses. Also in 1993, the Company's federal income tax rate increased from 34% to 35%, retroactive to January 1, 1993, due to legislation enacted in August, 1993.

Changes in Accounting Principles (Net of Taxes). The Company recorded a one-time charge of $1.6 million after taxes effective the first quarter 1993 for the adoption of a new accounting standard on accounting for postemployment benefits. The adoption did not have a material impact on income before accounting changes. 1992 included a $22.8 million after-tax charge relating to the first quarter 1992 adoption of new accounting standards, related to postretirement benefits other than pensions and income taxes.

Net Income (Loss). Net income for 1993 was $26.7 million compared to a net loss of $6.0 million in 1992. The improvement in net income resulted primarily from the charges in the first quarter of 1992 relating to the adoption of two new accounting standards described above and improved operations in the individual health and life insurance and annuities segments, partially offset by a decline in group products operating income and the charge relating to the new accounting standard in the first quarter of 1993.

Segment Information
Life Insurance and Annuities. Revenues for the life insurance and annuities segment, which is comprised of new business sold by UPI to individuals and small businesses and closed blocks of life insurance and annuities written by WNIC prior to 1990, were $229.0 million for 1993, down from $233.5 million in 1992. A decline in investment income of $5.8 million resulted from lower portfolio yield rates, offset in part by an increase in invested assets. A $1.5 million improvement in insurance revenues was primarily due to an increase in life insurance in force combined with higher policy charges at UPI, offset in part by a decline in insurance revenues on the closed blocks of business at WNIC.

Pretax income for the life insurance and annuities segment increased 28.7% to $28.1 million in 1993 from $21.9 million in 1992. The increase was primarily due to improved interest rate spreads, as the interest credited on account balances was reduced more than the reduction in the yield on invested assets, and favorable mortality experience. Also contributing to the improvement was a charge of $2.8 million for anticipated guaranty fund assessments recorded in 1992 compared to $0.5 million in 1993. Partially offsetting these increases were charges in 1993 of $1.6 million to combine the Company's data centers, implement work flow re-engineering at UPI, and transfer the administration of WNIC's closed block of life insurance to UPI.

Group Products. Revenues for the group products segment were $234.6 million in 1993 compared to $231.2 million in 1992, an increase of 1.5%. The increase was primarily due to an increase in the amount of business in force in the education product line resulting from sales in 1992 and 1993 and premium rate increases averaging 7% in the employee benefits product line. These increases were partially offset by a decline of approximately $6 million from the termination of a large group life insurance contract, with approximately $3 billion of life insurance in force, in the third quarter of 1993. The annual premiums and related benefits related to this contract were each approximately $11 million. The termination of this contract will not materially affect net income.

Pretax income for the group products segment was $6.1 million in 1993 compared to $10.2 million in 1992. The decline was primarily due to higher medical claims, less favorable mortality experience, and increased operating expenses, including the receipt in the first quarter of 1992 of an expense refund of $1.8 million in connection with a withdrawal from a partnership. Also included in operating expenses in 1993 were charges of $1.7 million related to the combination of the individual health and employee benefits divisions. These increases were partially offset by favorable disability claims experience in 1993.

Individual Health. Revenues for the individual health insurance segment increased 48.7% to $159.9 million in 1993 compared to $107.6 million in 1992. Revenues for this segment increased in part as a result of a reinsurance transaction that added a total of $23.2 million of premium revenue in 1993. In addition to the reinsurance transaction, the amount of business in force (based on the average number of policies in force) increased approximately 13% in 1993 compared to 1992 and premium rates increased an average of 7% in 1993.

Sales of individual health policies declined in 1993 compared to 1992 in part due to a decision to maintain pricing margins in spite of increased pricing competition. The Company expects such increased pricing competition to continue in 1994. However, as a result of an expanded sales force from the reinsurance agreements described below, the Company expects new sales will increase in 1994.

Pretax income for the individual health insurance segment was $5.4 million for 1993 compared to a loss of $3.2 million in 1992. The improvement was primarily due to a larger premium base over which to spread fixed operating expenses.

Effective in the 1993 second quarter, the Company entered into a reinsurance agreement with The Harvest Life Insurance Company (Harvest
Life) that provides that the Company will reinsure 100% of a block of major medical business issued by Harvest Life. Harvest Life will continue to administer this business for a period of at least three years. As part of the reinsurance agreement, Harvest Life has agreed to market the Company's major medical products in place of its own major medical products through Harvest Life's career agent sales force. Harvest Life agents sell to insureds in rural areas, primarily farming communities. In addition to $23.2 million of premium revenue and $0.2 million of other income recorded in 1993, insurance benefits of $15.5 million and insurance and general expenses of $6.9 million were attributable to the reinsurance agreement.

In 1994, the Company entered into a reinsurance agreement with National Casualty Company, a subsidiary of Nationwide Corporation, whereby the Company will reinsure 50% of a block of individual major medical health insurance, effective January 1, 1994. The block had approximately $60 million of premium revenue in 1993. Beginning in 1994, the Company will administer the entire block of business for a fee paid by National Casualty. In addition, WNIC will market its products through the existing National Casualty Company sales force.

The Company will carefully consider entering into additional, similar reinsurance transactions as they arise.

Corporate and Other. The corporate and other segment includes realized investment gains and losses, the operations of non-insurance lines of business, and corporate expenses. For 1993, the pretax loss was $0.9 million compared to a loss of $2.5 million in 1992. The improvement was primarily due to the previously mentioned decrease in realized investment losses.

Revenues for this segment are expected to increase slightly in 1994 due to investment income on a portion of the proceeds from the third quarter 1993 stock offering.

Year Ended December 31, 1992 Compared to Year Ended December 31, 1991

Insurance Premiums and Policy Charges. Insurance premiums and policy charges decreased $5.8 million, or 1.5%, from $386.8 million in 1991 to $381.0 million in 1992. The decrease was primarily attributable to a $36.5 million decline in the group products segment's premiums which was primarily due to the termination and restructuring of certain group health contracts resulting from rate increases in 1991 and a decrease of $3.4 million of premiums and policy charges resulting from the 1991 sale of discontinued lines. These declines were offset in part by increases in individual health premiums and policy charges of $24.2 million due to an increase in the block of in force business from higher sales of and premium rate increases on individual health policies and by increased policy charges on life and annuity contracts of $9.8 million.

Net Investment Income. Net investment income decreased $12.3 million, or 6.1%, from $199.4 million in 1991 to $187.1 million in 1992. The decrease was due to a lower average yield on invested assets in 1992, which decreased from 9.1% in 1991 to 8.6% in 1992, resulting from a general decline in interest rates combined with the Company's reinvestment of assets in higher quality, lower yielding securities.

Realized Investment Losses. Realized investment losses decreased $15.0 million, or 76.5%, from $19.6 million in 1991 to $4.6 million in 1992. Results in 1992 included gains of $5.6 million on the sale of fixed maturity investments and losses on mortgage loans on real estate and real estate investments of $4.9 million and $3.6 million, respectively, combined with losses on equity securities of $1.7 million. Results in 1991 included a $10.0 million loss related to bonds backed by guaranteed investment contracts issued by Executive Life Insurance Company as well as losses on mortgages loans on real estate of $6.6 million and real estate investments of $3.2 million.

Loss on Divestitures. The 1991 pretax net loss consisted of a $1.8 million loss on the sale of a subsidiary, partially offset by a gain on blocks of business sold by WNIC. See Note J to the Consolidated Financial Statements for further information.

Insurance Benefits Paid or Provided. Insurance benefits paid or provided decreased $20.5 million, or 4.8%, from $430.3 million in 1991 to $409.8 million in 1992. The decrease was due to a $26.0 million decline in the group products segment's benefits resulting from the termination and restructuring of certain group health policies and a $7.5 million decline in benefits related to the 1991 sale of discontinued lines, offset in part by an $11.8 million rise in individual health benefits directly associated with the increased business in force discussed above.

Insurance and General Expenses. Insurance and general expenses, including a $4.0 million gain from the reduction of postretirement benefits, decreased $19.9 million, or 15.7%, from $127.0 million in 1991 to $107.1 million in 1992. The decline resulted primarily from the elimination of $3.7 million of expense from the sale of discontinued lines and a $7.7 million planned decrease in operating expenses in the group products segment.

Amortization of Deferred Insurance Costs. Amortization of deferred insurance costs increased $6.0 million, or 28.4%, from $21.1 million in 1991 to $27.1 million in 1992, due primarily to additional amortization resulting from the early recognition of investment income caused by the prepayment of certain mortgage-backed securities combined with the increase in the individual health block of business.

Income (Loss) Before Income Taxes and Changes in Accounting Principles. Income (loss) before income taxes and changes in accounting principles increased $26.8 million from a pretax loss of $0.4 million in 1991 to pretax income of $26.4 million in 1992. The largest items contributing to the increase were the $10.6 million improvement in the individual health segment's pretax income and the $15.0 million decrease in realized investment losses.

Income Taxes. Income taxes increased $6.9 million from $2.6 million in 1991 to $9.5 million in 1992 due primarily to the higher level of pretax income of $26.4 million in 1992, versus a pretax loss of $0.4 million in 1991.

Changes in Accounting Principles (Net of Taxes). Effective January 1, 1992, the Company adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and SFAS 109, "Accounting for Income Taxes." The cumulative effect of adopting these new accounting standards was a charge of $20.1 million and $2.7 million, respectively.

Net Loss. Net loss increased $3.0 million from $3.0 million in 1991 to $6.0 million in 1992. The change was primarily as a result of the $22.8 million cumulative effect of changes in accounting principles described above, partially offset by the increase in income before such changes of $19.8 million.

Segment Information
Life Insurance and Annuities. Revenues for the life insurance and annuities segment were $233.5 million in 1992 compared to $227.1 million in 1991. The increase was primarily due to increased policy revenues and investment income at UPI, offset in part by declines in revenues in the closed blocks of business at WNIC.

Pretax income for the life insurance and annuities segment decreased 8.9% to $21.9 million in 1992 compared to $24.0 million in 1991. The decline was primarily due to 1992 accruals for anticipated guaranty fund assessments of $2.8 million.

Group Products. Revenues for the group products segment were $231.2 million in 1992 compared to $268.0 million in 1991. The decline was attributable to terminated cases and the conversion of several cost plus cases to a minimum premium basis.

Pretax income for the group products segment declined 24.2% to $10.2 million in 1992 compared to $13.5 million in 1991. The decline was primarily due to a decline in premium revenues and an increase in the claims ratio for 1992.

Individual Health. Revenues for the individual health insurance segment increased 30.5% to $107.6 million in 1992 compared to $82.4 million in 1991. Revenues for this segment primarily increased due to an increase in the amount of business in force and an increase in premium rates.

Pretax loss for the individual health insurance segment declined $10.6 million to $3.2 million for 1992 compared to a loss of $13.8 million in 1991. The decline in the loss from 1991 was primarily due to a larger premium base over which to spread fixed operating expenses for this segment and an improved ratio of claims to premium revenues in 1992.

Corporate and Other. The pretax loss for the corporate and other segment in 1992 was $2.5 million compared to a loss of $24.1 million in 1991. In 1992 realized investment losses were $4.6 million compared to losses of $19.6 million in 1991, which included losses of $10.0 million related to fixed maturity investments backed by guaranteed investment contracts. 1991 also included a loss of $1.2 million related to divestitures.

Investment Portfolio
The Company's investment portfolio is managed by an experienced staff of in-house investment professionals, primarily at WNIC, and outside investment advisors, primarily the investment management group at Scudder, Stevens & Clark, Inc. Investments are made pursuant to strategies and guidelines approved by the Finance Committee of the Company's Board of Directors. The Company selects investments that match the needs of the businesses that the assets support in the areas of yield, liquidity, asset quality, and duration. The Company pursues a conservative investment philosophy by balancing a variety of objectives, including high credit quality, liquidity, high current income, preservation of capital, and protection against market and interest rate risk. The Company's investment portfolio consists primarily of investment grade, publicly-traded fixed maturity investments and mortgage loans on real estate. All investments made by WNIC and UPI are governed by Illinois and Indiana insurance laws and regulations, respectively.

At December 31, 1993, the Company had invested assets of $2.4 billion. The following table sets forth certain information about the Company's investment portfolio as of that date:

                                                          Percent of
                                                            Total
                                               Carrying    Carrying
(000s omitted)                                  Value       Value
                                             ------------------------
Fixed maturity investments:
   United States government
     obligations                                 $55,646         2.4 %
   Obligations of states and political
     subdivisions                                 83,129         3.5
   Public utilities                              137,132         5.8
   Corporate and other                           745,632        31.6
   Mortgage-backed securities                    701,786        29.8
   Foreign government obligations                 37,468         1.6
Total fixed maturity investments               1,760,793        74.7

Equity securities                                 15,860         0.7

Other investments:
   Mortgage loans on real estate                 391,667        16.6
   Real estate investments                        39,086         1.7
   Policy loans                                   52,285         2.2
   Other long-term invested assets                21,032         0.9
   Short-term invested assets                     75,302         3.2
Total invested assets                          2,356,025       100.0 %



Fixed Maturity Investments
The carrying value of fixed maturity investments at December 31, 1993 was $1.8 billion, or 74.7% of the Company's invested assets. This amount increased from $1.6 billion, or 69.5% of the Company's invested assets at December 31, 1992 primarily due to the Company making new investments principally in investment grade fixed maturity securities. At December 31, 1993 and December 31, 1992, the fair value of the Company's fixed maturity investments exceeded the carrying value by $82.3 million and $56.9 million, respectively.

The Company's policy for rating fixed maturity investments is to use the rating on such investments as determined by Standard & Poor's Company (S&P's) or Moody's Investor Service, Inc. (Moody's). If an investment has a split rating (i.e., different ratings from the two rating services) the Company categorizes the investment under the lower rating. For those investments that do not have a rating from either S&P's or Moody's, the Company categorizes those investments on ratings assigned by the National Association of Insurance Commissioners (NAIC), whose ratings are as follows: NAIC Class 1 is considered equivalent to a AAA/Aaa, AA/Aa, or A rating; NAIC Class 2, BBB/Baa; and NAIC Classes 3-6, BB/Ba and below. Fixed maturity investments that are not rated by S&P's or Moody's (unrated private placements), but instead rated with comparable NAIC ratings, comprise 0.4% of AAA-rated investments, 1.7% of AA-rated, 4.1% of A-rated, 23.2% of BBB-rated, and 50.2% of investments rated BB and lower at December 31, 1993.

The composition of the Company's fixed maturity portfolio, based on S&P's and Moody's ratings at December 31, 1993, was as follows:

                                       Fair        Carrying
(000s omitted)                        Value         Value
                                   ----------------------------
AAA/Aaa                               $826,835      $798,589
AA/Aa                                  153,666       148,618
A                                      439,452       414,827
BBB/Baa                                322,970       304,743
BB/Ba and lower                        100,202        94,016
Total fixed maturities              $1,843,125    $1,760,793

                                     Carrying
                                    Value as a     Carrying
                                    Percent of   Value as a
                                   Total Fixed    Percent of
                                    Maturities   Invested Asset
                                   ----------------------------
AAA/Aaa                                   45.4 %        33.9 %
AA/Aa                                      8.4           6.3
A                                         23.6          17.6
BBB/Baa                                   17.3          12.9
BB/Ba and lower                            5.3           4.0
Total fixed maturities                   100.0 %        74.7 %




The carrying value of the Company's high-yield investments (investments rated BB and lower) at December 31, 1993 was $94.0 million or 4.0% of the Company's invested assets compared to $108.3 million or 4.8% of invested assets at December 31, 1992. The fair value of this portfolio exceeded the carrying value by $6.2 million at December 31, 1993 and $6.1 million at December 31, 1992. The decline in the size of the high-yield portfolio in 1993 was primarily due to redemptions and sales, partially offset by downgrades.

At December 31, 1993, 29.5% of the Company's invested assets were in mortgage-backed fixed maturity investments, including collateralized mortgage obligations (CMOs) and mortgage-backed pass-through securities. Mortgage-backed securities generally are collateralized by mortgages backed by the Government National Mortgage Association (GNMA), the Federal National Mortgage Association (FNMA), or the Federal Home Loan Mortgage Corporation (FHLMC), all of which are agencies of the U.S. Government. Only GNMA mortgage-backed securities are backed by the full faith and credit of the U.S. Government. Agency mortgage-backed securities are considered to have a AAA credit rating.

In some instances, the Company invests in non-agency mortgage-backed securities. At December 31, 1993, 89.1% of the Company's non-agency CMOs were rated AAA. The credit risk associated with non-agency mortgage-backed securities is generally greater than that of agency mortgage-backed securities.

The following details the carrying value and fair value of the Company's mortgage-backed securities portfolio at December 31, 1993:

                                                                                      Carrying Value
                                                                                       as a Percent   Carrying Value
                                                                                       of Mortgage-   as a Percent
                                                                 Carrying      Fair       Backed        of Total
(000s omitted)                                                    Value       Value     Securities    Invested Asset
                                                               -----------------------------------------------------
Agency collateralized mortgage obligations
   Planned and target amortization classes                        $290,190    $297,673        41.3 %         12.3 %
   Sequential classes                                               18,925      19,971         2.7            0.8
   Support classes                                                  12,190      12,935         1.7            0.5
   Residual                                                          1,893       2,283         0.3            0.1
Total agency collateralized mortgage obligations                   323,198     332,862        46.0           13.7

Non-agency collateralized mortgage obligations
   Sequential classes                                               16,317      17,981         2.4            0.7
   Support classes                                                  11,430      11,872         1.6            0.5
   Planned amortization classes                                      3,705       3,837         0.5            0.1
Total non-agency collateralized mortgage obligations                31,452      33,690         4.5            1.3

Total collateralized mortgage obligations                          354,650     366,552        50.5           15.0
Agency mortgage-backed pass-through securities                     341,141     352,095        48.6           14.5
Non-agency mortgage-backed pass-through securities                   5,995       6,485         0.9            0.3

Total mortgage-backed securities                                  $701,786    $725,132       100.0 %         29.8 %


Certain mortgage-backed securities are subject to significant prepayment risk. This is due to the fact that in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as individuals refinance higher-rate mortgages to take advantage of lower rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments that cannot be reinvested at interest rates comparable to the rates on the prepaid mortgages.

Planned amortization class (PAC) and target amortization class (TAC) tranches, which together comprised 12.4% of the Company's invested assets at December 31, 1993, are designed to amortize in a manner that shifts the primary risk of prepayment of the underlying collateral to investors in other tranches of the CMO. The PAC and TAC instruments tend to be less sensitive to prepayment risk.

Sequential classes, which comprised 1.5% of the Company's invested assets at December 31, 1993, may have prepayment characteristics similar to mortgage-backed pass-through securities. Support classes, which comprised 1.0% of the Company's invested assets at December 31, 1993, are the most sensitive to prepayment risk.

Mortgage Loans and Real Estate
The Company had investments in mortgage loans of $391.7 million at December 31, 1993 compared to $452.0 million at December 31, 1992. Investments in mortgage loans declined primarily due to prepayments and amortization of the mortgage loan portfolio. Of the outstanding loans at December 31, 1993, $3.7 million (net of allowances of $3.9 million), or 0.9%, were delinquent 60 days or more as to interest or principal.

At December 31, 1993, the Company's insurance subsidiaries had a delinquent mortgage loan ratio (mortgage loans overdue 60 days or in foreclosure, before allowances, as compared to the total mortgage portfolio before allowances) of 1.1% compared to 2.2% at December 31, 1992. The industry average delinquent mortgage loan ratio for residential and commercial mortgages, as measured by the American Council of Life Insurance, was 4.5% at December 31, 1993.

The following summarizes the additions and deductions to the Company's mortgage loan allowance:


(000s omitted)                            1993        1992        1991
                                   ------------------------------------
Balance at beginning of year           $11,618      $8,794      $2,582
Additions                                3,475       4,090       8,673
Deductions                              (3,062)     (1,266)     (2,461)
Balance at end of year                 $12,031     $11,618      $8,794


The Company actively manages its non-current investments through restructuring of mortgages and sales and leasing of foreclosed real estate in order to achieve the highest current return as well as to preserve capital. Restructured loans, where modifications of the terms of the mortgage loan have generally occurred and which are considered current investments, were $16.9 million at December 31, 1993 compared to $18.2 million at December 31, 1992. At December 31, 1993, the Company's mortgage loan portfolio included $6.9 million of mortgage loans, before allowances, overdue at least three months and on which no interest income was being accrued. The Company does not expect the non-current investments to have a material adverse effect on its liquidity or ability to hold its other investments to maturity. This is primarily due to the relatively small amount of these non-current investments as compared to total invested assets and to the total amount of high quality, liquid investments.

The Company's mortgage loan portfolio at December 31, 1993 was diverse with respect to geographic distribution, principal repayment schedule dates, and property type as outlined below:

Geographic Distribution of Mortgage Loans - Top Eight States
At December 31, 1993

$(Millions)             Percent         Amount
                       ------------------------
California              17.5%           $68.6
Indiana                 14.2             55.7
Illinois                12.1             47.3
Texas                   9.0              35.2
Florida                 8.8              34.4
North Carolina          4.8              18.9
Michigan                4.1              16.0
Wisconsin               3.7              14.4

Principal Repayment Schedule
At December 31, 1993
                           Scheduled                 Total
                           Principal    Balloon    Principal
(000s omitted)             Repayments   Payments    Payments
                          ------------------------------------
Mortgage Loans by
 Year of Maturity
1994                           $2,276     $24,671     $26,947
1995                            2,528      16,179      18,707
1996                            3,173      35,941      39,114
1997                            3,329      19,717      23,046
1998                            3,368       4,248       7,616
1999 and thereafter           137,755     138,482     276,237
 Total                       $152,429    $239,238    $391,667


Property Type Distribution of Mortgage Loans
At December 31, 1993
Retail          58.1%
Office          12.8
Industrial       9.1
Residential      6.6
Medical          6.6
Other            6.8
  Total        100.0%

The Company's real estate investments totaled $39.1 million (net of allowances of $8.6 million) at December 31, 1993 compared to $60.0 million (net of allowances of $14.2 million) at December 31, 1992. The change was primarily due to sales of real estate investments. At December 31, 1993, $14.6 million of real estate investments were acquired through mortgage loan foreclosure, compared to $20.2 million at year-end 1992.

Current and expected conditions in many real estate markets are depressed, with high vacancy rates and flat or declining rental rates. Moreover, the availability of financing is currently restricted as banks, insurance companies, and other lenders have reduced their exposure to real estate loans. In such an environment, the number of defaults on mortgage loans would be expected to remain at higher than historical average levels as borrowers' cash flows are insufficient to cover expenses. Additionally, the ability to rent investment real estate at favorable rates diminishes and properties may become vacant.

Equity Securities
At December 31, 1993, $7.0 million or 0.3% of the Company's invested assets consisted of common stocks and common stock mutual funds, $3.5 million or 0.2% of invested assets consisted of nonredeemable preferred stocks, and $5.4 million or 0.2% of invested assets consisted of fixed maturity and money-market mutual funds. Nonredeemable preferred stocks, common stocks, and common stock mutual funds are carried on the Company's balance sheet at fair value. The Company does not anticipate any significant change in the size of its equity securities portfolio.

Liquidity and Capital Resources

Cash Flows
During 1993, the Company's operating activities generated cash of $104.7 million compared to $93.3 million in 1992. The increase in cash provided by operations in 1993 primarily resulted from improved insurance operations in 1993 compared to 1992.

Investing activities (principally purchases and sales of investments) used cash of $130.8 million in 1993 compared to $140.0 million in 1992, primarily for the purchase of fixed maturity investments in both periods.

Financing activities provided cash of $27.1 million and $49.7 million, in 1993 and 1992, respectively. In 1993, $47.3 million of cash was provided by the sale of 2.1 million new shares of common stock and $18.1 million was provided by net receipts from universal life insurance and annuity policies. Partially offsetting these amounts in 1993 was the payment of $17.4 million of short-term notes payable, $9.5 million of mortgage and other notes payable, and $12.2 million of dividends to stockholders. In 1992, $46.0 million of cash was provided by net receipts from universal life insurance and annuity policies and net proceeds from debt, offset in part by $11.1 million of dividends to stockholders.

The fair value of the Company's investment portfolio, primarily fixed maturity investments, is affected by changing interest rates. When interest rates rise, the fair value of the Company's fixed maturity investments declines. In addition, the value of the Company's policy liabilities decreases. In periods of declining interest rates, the fair value of the Company's fixed maturity investments increases, accompanied by an increase in the value of its policy liabilities. The Company estimates that a one percentage point increase in market interest rates would result in a decrease in the fair value of its fixed maturity investments of approximately 5 percent, and a one percentage point decrease in market interest rates would result in an increase in the fair value of its fixed maturity investments of approximately 5 percent. In addition, rising interest rates could result in increased surrenders of life insurance policies and annuities causing the Company to sell fixed maturity investments below cost. In order to minimize the need to sell fixed maturity investments below cost, the Company seeks to maintain sufficient levels of cash and short-term investments.

The Company held cash and short-term investments of $85.7 million at December 31, 1993, compared to $60.2 million at December 31, 1992. The balance of cash and short-term investments plus cash inflow from premium revenues, investment income, and investment maturities is considered to be more than sufficient to meet the requirements of the Company and its subsidiaries.

Stock Offering
During the third quarter of 1993, the Company issued 2,133,000 shares of Common Stock in a secondary stock offering. The sale of the additional shares resulted in an increase in stockholders' equity of $47.3 million and a decrease in 1993 primary earnings of 4.3% or $.11 per share. See Note E for additional information.

Dividends
The Company's primary sources of funds to pay dividends to stockholders are investments held at the parent and dividends from WNIC. These dividends are subject to restrictions set forth by the Illinois Insurance Department. Illinois state regulations limit the amount of cash that can be withdrawn from WNIC to the greater of the previous year's statutory earnings or 10% of statutory capital and surplus. See Note E for further information.

UPI is wholly owned by United Presidential Corporation, an insurance holding company which in turn is 71% owned by WNIC and 29% owned by WNC. UPI is not considered a source of funds for dividends to stockholders of the Company. Management expects UPI to pay no dividends in the foreseeable future in order to conserve capital at that subsidiary.

Health Care Reform
On September 22, 1993, President Clinton provided the outline of the Administration's proposal for health care reform and delivered to Congress a more detailed package of the proposal in mid-October. The proposal relies heavily on a federally guaranteed package of health care benefits and medical services, primarily through an employer-based program for working Americans. In addition, the Administration's outline provides for health care coverage for non-working Americans. The Administration's proposal could have the following effects on insurers: (i) partially or fully replace products sold by insurers; (ii) limit the ability of insurers to charge higher rates to or decline to cover, insureds who present greater risks; (iii) limit the ability of insurers to exclude coverage for pre-existing conditions; (iv) mandate the types of insurance benefits to be provided in certain instances; (v) impose insurance rate regulation or additional taxes on insurance premiums or benefits; or (vi) increase competition by expanding employee choice of insurance plans and by requiring the employee to bear the full cost increment for higher priced plans.

In addition to the Administration's plan, a number of members of Congress have proposed alternative health care reform plans. These plans rely, in some instances, more on market-driven reform rather than on government mandated reform and several aspects of the Administration's proposal, such as universal coverage and employer mandates, are being challenged by these alternative plans.

The Company has monitored and will continue to monitor all aspects of the developments surrounding this issue and is preparing strategic responses to its possible outcomes. The Company's health businesses have begun to diversify into product areas, such as supplemental insurance products and disability products, that the Company believes are consistent with its targeted market focus and may be less affected or unaffected by health care reform. Such products may not be a component of a mandated benefits package and may be supplementally purchased by consumers. Health care reform at the federal and state levels may have a material adverse effect on the Company's operating results and financial position, but it is not possible at this time to predict the nature and effects of health care reform or how soon its measures will be adopted and implemented.

During the 1993 fourth quarter, the Company announced that it had combined its individual health division and employee benefits division at WNIC. The combination is designed to accelerate the Company's positioning for strategic business opportunities under health care reform.

A.M. Best Ratings
The ability of an insurance company to compete successfully depends, in part, on its financial strength, operating performance, and claims-paying ability as rated by A.M. Best and other rating agencies. The Company's insurance subsidiaries are each currently rated "A- (Excellent)" by A.M. Best, based on their 1992 statutory financial results and operating performance.

A.M. Best's 15 categories of ratings for insurance companies currently range from "A++ (Superior)" to "F (In Liquidation)." According to A.M. Best, an "A" or "A-" rating is assigned to companies which, in A.M. Best's opinion, have achieved excellent overall performance when compared to the standards of the life insurance industry and generally have demonstrated a strong ability to meet their obligations to policyholders over a long period of time. In evaluating a company's statutory financial and operating performance, A.M. Best reviews the company's statutory profitability, leverage, and liquidity, as well as the company's spread of risk, quality and appropriateness of its reinsurance program, quality and diversification of assets, the adequacy of its policy reserves and surplus, capital structure, and the experience and competency of its management. A.M. Best ratings are based upon factors of concern to policyholders, agents, and intermediaries and are not directed toward the protection of investors.

In June 1993, the Company was advised by A.M. Best that, after review of the 1992 statutory financial results and operating performance, both WNIC and UPI were assigned ratings of "A- (Excellent)," an adjustment from their previous ratings of "A (Excellent)." Many of the Company's competitors have A.M. Best ratings of "A-" or lower, and the Company believes that its A.M. Best ratings are adequate to enable its insurance subsidiaries to compete successfully.

In communicating its most recent rating, A.M. Best advised WNIC that, if current trends persist, further rating adjustments may be required. The Company believes that the trends referred to by A.M. Best are (i) a decline in WNIC's statutory capital and surplus and (ii) increased net statutory operating losses on certain health insurance products of WNIC as calculated using statutory accounting practices. WNIC's statutory operating income in recent years has been adversely affected by the payment of first year commissions on new sales of certain health insurance products and investments in infrastructure improvements. The Company believes that as renewal business increases as a percentage of total revenues, statutory operating income for these products will improve. For 1993, statutory net operating income improved to $19.9 million from $5.8 million in 1992, and net income improved to $11.0 million from $36 thousand in 1992. Statutory capital and surplus increased $9.2 million, or 5.1%, to $188.3 million in 1993 versus a decrease of $9.1 million, or 4.8%, in 1992.

Notwithstanding the foregoing, there can be no assurance that A.M. Best will maintain the ratings of the Company's insurance subsidiaries at their present levels. A rating downgrade at either WNIC or UPI could have a materially adverse effect on the ability of that subsidiary to write and retain business.

Inflation and Changing Prices
Inflation and changing prices are anticipated by the Company in the pricing of its insurance products. Significant components of health insurance benefits are the medical care inflation rate, policyholder utilization of medical services, and cost-shifting, which is the transfer of medical care provider expenses that are not covered by governmental plans and HMOs to private insurers. As a result of relatively stable general and medical care inflation rates in 1993, WNIC's health insurance pricing assumptions regarding these factors were essentially unchanged from the prior year. For the first quarter of 1994, these assumptions have also not changed materially.

The effect of inflation on operating expenses has not been significant. However, if inflation increases significantly, operating expenses would be expected to increase.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
Washington National Corporation
(000s omitted)

December 31,                                                        1993        1992
                                                                ------------------------
Assets
Investments
  Fixed maturities-
    Held to maturity (fair value: $134,448; $1,608,401)            $128,184  $1,551,507
    Held for sale (fair value: $1,708,677)                        1,632,609           -
  Equity securities (cost: $15,903; $38,407)                         15,860      38,518
  Mortgage loans on real estate                                     391,667     451,960
  Real estate                                                        39,086      60,001
  Policy loans                                                       52,285      51,501
  Other long-term                                                    21,032      29,386
  Short-term                                                         75,302      50,722
    Total Investments                                             2,356,025   2,233,595



Cash                                                                 10,441       9,471
Deferred insurance costs                                            256,956     241,674
Reinsurance recoverables and prepaid premiums                        56,314      60,901
Accrued investment income                                            32,386      33,704
Insurance premiums in course of collection                           25,159      13,082
Property and equipment                                               26,198      20,808
Goodwill                                                             21,772      24,914
Income taxes recoverable                                              1,403         649
Separate account assets                                              44,589      43,055
Other                                                                23,176      30,930

Total Assets                                                     $2,854,419  $2,712,783



                                                                    1993        1992
                                                                ------------------------
Liabilities and Stockholders' Equity

Liabilities
Policy Liabilities
  Future policy benefits:
    Life                                                           $800,447    $749,268
    Annuities                                                     1,250,225   1,225,839
  Policy and contract claims                                        206,963     199,690
  Unearned premiums                                                  34,649      33,734
  Other                                                              39,187      24,424
    Total Policy Liabilities                                      2,331,471   2,232,955
General expenses and other liabilities                              121,916     116,233
Mortgage and long-term notes payable                                  2,434      13,870
Short-term notes payable                                                  -      17,350
Deferred income taxes                                                 5,064       1,280
Separate account liabilities                                         44,589      43,055
    Total Liabilities                                             2,505,474   2,424,743


Stockholders' Equity
  Convertible Preferred Stock                                           723         727
  Common Stock, $5.00 par value                                      77,505      66,473
  Additional paid-in capital                                         46,640       9,487
  Retained earnings                                                 284,938     270,508
  Net unrealized gains (losses) on equity securities                    (43)        111
  Unfunded pension loss                                              (2,821)     (1,269)
  Cost of Common Treasury Stock                                     (57,997)    (57,997)
    Total Stockholders' Equity                                      348,945     288,040

Total Liabilities and Stockholders' Equity                       $2,854,419  $2,712,783

See notes to consolidated financial statements.


Consolidated Statements of Operations
Washington National Corporation
(000s omitted, except per share amounts)

Year Ended December 31,                                                  1993        1992        1991
                                                                  ------------------------------------
Revenues
  Insurance premiums and policy charges                              $438,822    $380,970    $386,815
  Net investment income                                               183,735     187,137     199,360
  Realized investment losses                                             (354)     (4,618)    (19,620)
  Loss on divestitures                                                      -           -      (1,158)
  Other                                                                 6,324       6,953      12,647
    Total Revenues                                                    628,527     570,442     578,044

Benefits and Expenses
  Insurance benefits paid or provided                                 420,358     409,840     430,288
  Insurance and general expenses                                      131,512     107,092     127,039
  Amortization of deferred insurance costs                             37,943      27,120      21,125
    Total Benefits and Expenses                                       589,813     544,052     578,452

    Income (loss) before income taxes and cumulative effect of
      changes in accounting principles                                 38,714      26,390        (408)

Income Taxes                                                           10,498       9,538       2,556

    Income (loss) before cumulative effect of changes
      in accounting principles                                         28,216      16,852      (2,964)

Cumulative Effect of Changes in Accounting Principles
- -Net of Related Tax Effects
  Postemployment benefits                                              (1,550)          -           -
  Postretirement benefits other than pensions                               -     (20,126)          -
  Accounting for income taxes                                               -      (2,693)          -
                                                                       (1,550)    (22,819)          -

    Net Income (Loss)                                                 $26,666     ($5,967)    ($2,964)

Primary Earnings Per Share
  Income (loss) before cumulative effect                                $2.59       $1.65       ($.33)
  Cumulative effect of changes in accounting principles                  (.14)      (2.28)          -
    Net Income (Loss) Per Share                                         $2.45       ($.63)      ($.33)

  Average shares and equivalents outstanding                           10,755       9,989       9,980

Fully Diluted Earnings Per Share
  Income (loss) before cumulative effect                                $2.56       $1.65       ($.33)
  Cumulative effect of changes in accounting principles                  (.14)      (2.28)          -
    Net Income (Loss) Per Share                                         $2.42       ($.63)      ($.33)

  Average shares and equivalents outstanding                           11,026       9,989       9,980

See notes to consolidated financial statements.


Consolidated Statements Of Cash Flows
Washington National Corporation
(000s omitted)
Year Ended December 31,                                                     1993        1992        1991
                                                                     ------------------------------------
Operating Activities
   Net income (loss)                                                     $26,666     ($5,967)    ($2,964)
   Adjustments to reconcile net cash provided (used) by operating activities
      Increase in policy liabilities                                      80,440      82,513      69,294
      Deferred insurance costs                                           (15,282)    (30,788)    (25,234)
      Change in premiums in course of collection                         (12,077)      6,963       1,217
      Changes in accounting principles-net of tax                          1,550      22,819           -
      Realized investment losses                                             354       4,618      19,620
      Net liability of businesses sold                                         -           -     (96,656)
      Other, net                                                          23,030      13,111      19,473
      Net Cash Provided (Used) by Operating Activities                   104,681      93,269     (15,250)


Investing Activities
   Proceeds from sales
      Fixed maturities                                                   261,313     123,549     200,389
      Equity securities, mortgage loans, real estate, and other          177,839     192,487     464,301
   Proceeds from maturities and redemptions
      Fixed maturities                                                   266,217     435,506     152,069
      Equity securities, mortgage loans, real estate, and other           73,763      85,864      48,198
   Cost of purchases
      Fixed maturities                                                  (726,358)   (775,858)   (402,835)
      Equity securities, mortgage loans, real estate, and other         (150,432)   (226,101)   (442,413)
   Increase in policy loans                                                 (784)     (1,815)     (3,203)
   Purchase of property and equipment                                     (7,824)     (5,369)    (13,371)
   Net (increase) decrease in short-term investments                     (24,580)     31,764     (22,554)
   Carrying value of subsidiary sold, less cash of $1,496                      -           -       6,268
      Net Cash Used by Investing Activities                             (130,846)   (139,973)    (13,151)


Financing Activities
   Policyholder account deposits                                         142,871     174,841     194,439
   Policyholder account withdrawals                                     (124,795)   (128,815)   (148,281)
   Change in short-term notes payable                                    (17,350)     10,714       2,069
   Repayment of mortgage and long-term notes payable                      (9,536)       (822)     (7,307)
   Proceeds from mortgage and long-term notes payable                          -       4,400       2,843
   Proceeds from sale of Common Stock                                     48,181         428         167
   Dividends to stockholders                                             (12,236)    (11,050)    (11,114)
   Purchase of Common Stock                                                    -         (21)     (3,207)
      Net Cash Provided by Financing Activities                           27,135      49,675      29,609

      Increase in Cash                                                       970       2,971       1,208
Cash at beginning of year                                                  9,471       6,500       5,292
      Cash at End of Year                                                $10,441      $9,471      $6,500

See notes to consolidated financial statements.



Consolidated Statements Of Stockholders' Equity

Washington National Corporation
(000s omitted)
Year Ended December 31,                                   1993        1992        1991
                                                   ------------------------------------
Convertible Preferred Stock
  Balance at beginning of year                            $727        $732        $732
    Conversion to common stock                              (4)         (5)          -
  Balance at end of year                                   723         727         732

Common Stock and Additional Paid-In Capital
  Balance at beginning of year                          75,960      75,527      75,360
    Sale on open market                                 47,263           -           -
    Other issuances                                        922         433         167
  Balance at end of year                               124,145      75,960      75,527

Retained Earnings
  Balance at beginning of year                         270,508     287,525     301,603
    Net income (loss)                                   26,666      (5,967)     (2,964)
    Common stock dividends                             (11,874)    (10,686)    (10,748)
    Preferred stock dividends                             (362)       (364)       (366)
  Balance at end of year                               284,938     270,508     287,525

Net Unrealized Gains (Losses) on Equity Securities
  Balance at beginning of year                             111      (3,248)    (10,562)
    Change during year                                    (154)      3,359       7,314
  Balance at end of year                                   (43)        111      (3,248)

Unfunded Pension Loss
  Balance at beginning of year                          (1,269)     (2,498)     (4,952)
    Change during year                                  (1,552)      1,229       2,454
  Balance at end of year                                (2,821)     (1,269)     (2,498)

Cost of Common Treasury Stock
  Balance at beginning of year                         (57,997)    (57,976)    (54,769)
    Purchases on open market                                 -         (21)     (3,207)
  Balance at end of year                               (57,997)    (57,997)    (57,976)

Total Stockholders' Equity at End of Year             $348,945    $288,040    $300,062


Capital Stock Activity
(Shares)

(000s omitted)
Year Ended December 31,                                   1993        1992        1991
                                                   ------------------------------------
Convertible Preferred Stock
  Balance at beginning of year                             145         146         146
    Conversion to common stock                               -          (1)          -
  Balance at end of year                                   145         145         146

Common Stock
  Balance at beginning of year                          13,295      13,262      13,250
    Sale on open market                                  2,133           -           -
    Other issuances                                         73          33          12
  Balance at end of year                                15,501      13,295      13,262

Common Treasury Stock
  Balance at beginning of year                          (3,383)     (3,383)     (3,145)
    Purchases on open market                                 -           -        (238)
  Balance at end of year                                (3,383)     (3,383)     (3,383)

Outstanding Common Shares at End of Year                12,118       9,912       9,879

See notes to consolidated financial statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A
Significant Accounting Policies and Practices

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) and include the accounts and operations of Washington National Corporation and its subsidiaries (WNC or the Company). Significant intercompany transactions have been eliminated.

Reclassifications

Certain amounts in the 1992 and 1991 financial statements have been reclassified to conform to the 1993 presentation.

Investments

Fixed Maturities.

Fixed maturity investments are securities that mature more than one year after issuance. They include bonds, notes, and redeemable preferred stocks. All fixed maturities are intended to be used by WNC as part of its asset/liability matching strategy. Effective March 31, 1993, the Company reclassified its fixed maturity investments into investments that are "held for sale" and investments that are "held to maturity." Fixed maturity investments held to maturity generally are carried at amortized cost, less write-downs for other-than-temporary impairments. Fixed maturity investments that are held for sale are those securities that may be sold in response to unanticipated policy surrenders, policy loan demand, or infrequent transactions. These fixed maturity investments are carried, on an aggregate basis, at the lower of amortized cost, less write-downs for other-than- temporary impairments and an allowance for below-investment grade securities, or fair value. Unrealized losses in aggregate on fixed maturity investments held for sale would be recorded in stockholders' equity, net of applicable deferred income taxes. At December 31, 1993 and 1992, the fair value of all fixed maturity investments exceeded carrying value by $82,332,000 and $56,894,000, respectively.

Equity Securities.

Equity securities represent investments in mutual funds, nonredeemable preferred stocks, and common stocks. These securities are carried at fair value which is determined primarily through published quotes of trading values. Changes in the valuation allowance necessary to adjust the carrying amount of the equity securities for temporary changes in fair value are reported directly in stockholders' equity. Other-than-temporary declines below cost are recorded as realized losses.

Mortgage Loans on Real Estate.

Mortgage loans on real estate are carried at unpaid principal, less unearned discount and allowance for possible losses. An allowance for mortgage loan losses is established based on an evaluation of the mortgage loan portfolio, past credit loss experience, and current economic conditions.

Real Estate Investments.

Real estate investments are principally carried at cost, less allowances for depreciation and possible losses. Foreclosed real estate is considered held for sale and is recorded at the lower of current carrying value or fair value, less estimated costs of disposal.


Other Long-term Investments.

Other long-term investments consist principally of venture capital investments which are carried at cost, less other- than-temporary impairments.

Short-term Investments.

Short-term investments include commercial paper, variable demand notes, and money market funds, and are carried at cost.

Investment Income.

Interest on bonds, loans, and notes is recorded in income as earned. Income is adjusted for any amortization of premium or discount on these investments. Any excess cash flows arising from prepayments are booked as adjustments to the carrying value of the investment. Income on real estate and other long-term investments is recorded principally on a cash basis. Dividends are recorded as income on ex-dividend dates.

Realized Gains or Losses.

When an investment is sold, its selling price may be higher or lower than its carrying value. The difference between the selling price and the carrying value is recorded as a realized gain or loss, using the specific identification method. Investments that have declined in fair value below cost, and for which the decline is judged to be other-than-temporary, are written down to their estimated fair value. Write-downs and allowances for losses on mortgage loans and below-investment grade bonds are included in realized investment losses.

Fair Value of Financial Instruments

GAAP requires the disclosure of fair value information about certain financial instruments for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. The fair values are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. The derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in the immediate settlement of the instrument. As the fair value of all of WNC's assets and liabilities is not presented, the aggregate fair value of the amounts presented does not represent the underlying value of WNC.

The carrying amounts reported in the balance sheets for cash, short-term investments, short-term borrowings, and accrued investment income approximate their fair values.

Fair values for fixed maturity securities are based on quoted market prices, where available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services or, in the case of private placements, are estimated by discounting expected future cash flows using a current market rate applicable to the yield, credit quality, and maturity of the investments.

Fair values for mortgage loans and policy loans are estimated using discounted cash flow analyses, based on interest rates currently being offered for similar loans to borrowers with similar credit ratings.

A pricing cap is put on mortgage loans that carry significant above-market interest rate yields to reflect the illiquid nature of the mortgage loans and the risk that such loans could be prepaid.

Fair values for liabilities under investment-type insurance contracts are estimated using discounted cash flow calculations, based on interest rates currently being offered for similar contracts with similar maturities.

The fair value of long-term debt is estimated using discounted cash flow analyses, based on current incremental borrowing rates for similar types of borrowing arrangements.

Fair values for real estate development guarantees, to the extent practicable, are based on estimates of fees to guarantee similar developments. Fair values for lending commitments are based on the commitment fee of the loans in question.

Depreciation

Provisions for depreciation of real estate investments and home office properties are computed using primarily the straight-line method over the estimated useful lives. Accumulated depreciation on real estate investments at December 31, was $24,184,000 in 1993 and $10,834,000 in 1992.
Accumulated depreciation on home office properties at December 31, was $1,122,000 and $13,495,000 in 1993 and 1992, respectively. In 1993, the
Company's previous home office real estate and related accumulated depreciation were transferred to investment real estate.

Insurance Premiums and Policy Charges

Health insurance premiums are earned pro rata over the terms of the policies. For traditional life insurance products, premiums are recognized as revenues when due. Revenues for certain interest-sensitive products consist of charges earned and assessed against policy account balances during the period for the cost of insurance, policy initiation fees, policy administration expenses, and surrenders.

Policy Liabilities

Liabilities for future policy benefits for traditional life insurance products are determined using the present value of future net premiums, benefits and expenses, and the net level valuation method, based on estimates of future investment yield, mortality, and withdrawal rates, adjusted to provide for possible adverse deviation. Interest rate assumptions are graded and range from 4.5% to 7.5%. Withdrawal assumptions are based principally on experience and vary by issue age, type of coverage, and duration.

Liabilities for future policy benefits of certain interest-sensitive products represent policy account balances before applicable surrender charges plus certain deferred policy initiation fees that are recognized as income over the term of the policies and a provision for the return of cost of insurance charges. Policy benefits and claims that are charged to expense include interest credited to policy account balances, benefit claims incurred in the period in excess of related policy account balances, and a provision for the return of cost of insurance charges. Credited interest rates for these products ranged from 3.0% to 7.5% at December 31, 1993.

The liabilities for policy and contract claims are determined using case-basis evaluations and statistical analyses. These liabilities represent estimates of the ultimate expected cost of incurred claims and the related claim adjustment expenses. Any required revisions in these estimates are included in operations in the period when such adjustments become determinable.

The carrying amounts, net of deferred insurance costs, for investment-type insurance contracts, principally included with future policy benefits of annuities were $1,226,238,000 and $1,197,340,000, at December 31, 1993 and
1992, respectively. The estimated fair values at December 31, 1993 and 1992 were $1,224,550,000 and $1,176,435,000, respectively.

The fair values of liabilities under all insurance contracts are taken into consideration in WNC's overall management of interest rate risk, which minimizes exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

Deferred Insurance Costs

Costs directly associated with the acquisition of new business are deferred and amortized. For traditional life insurance and health insurance products, costs are amortized over the premium-paying period of the products based on assumptions that are used in calculating policy benefit reserves. For certain interest-sensitive products, costs are generally amortized over the estimated lives of the products in relation to the present value of estimated gross profits from surrender charges and investment, mortality, and expense margins.

The unamortized cost of purchased insurance in force is included in deferred insurance costs. Amortization is in relation to the present value of estimated gross profits over the estimated remaining life of the related insurance in force of 23 years, with interest rates ranging from 7.5% to 8.5%.


The following summarizes the changes in the unamortized cost of purchased insurance in force for the years ended December 31:

(000s omitted)                           1993        1992        1991
                                  ------------------------------------
Balance at beginning of year          $47,039     $33,996     $36,207
  Interest on unamortized
    balance                             3,436       4,016       2,615
  Amortization                         (8,573)     (8,486)     (4,826)
  Change in accounting
    principle for income taxes              -      17,513           -
Balance at end of year                $41,902     $47,039     $33,996


The estimated percentage of the December 31, 1993 balance to be amortized over the next five years is as follows:

     1994    13.9%
     1995    13.5%
     1996    12.5%
     1997    11.4%
     1998    10.1%


Goodwill

The cost of purchased businesses in excess of net assets is reported as goodwill and amortized on a straight-line basis, generally over thirty-six years. Goodwill is evaluated based on the prospect for continued growth and the long-term nature of the insurance policies sold. The asset value is considered appropriate. Accumulated amortization of goodwill was $6,023,000 and $5,204,000 at December 31, 1993 and 1992, respectively.

Separate Account

Separate Account assets and liabilities are principally carried at fair value and represent funds that are separately administered for annuity contracts and for which the contract holders bear the investment risk. Investment income and realized gains and losses allocable to Separate Accounts generally accrue to the contract holders and are excluded from the Consolidated Statements of Operations.

Income Taxes

In 1992, WNC adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 109, "Accounting for Income Taxes." The accounting policies of WNC result in deferred taxes being provided for significant temporary differences between financial statement and tax return bases, using the asset and liability method. These differences result primarily from policy reserves, insurance acquisition costs, and reserves for postretirement benefits. WNC and its subsidiaries file a consolidated life/nonlife federal income tax return.

Reinsurance

The insurance subsidiaries of WNC reinsure a portion of their life, annuity, and health risks with other insurance companies to minimize their exposure to loss. In particular, for the life insurance and annuity business, the Company's policy is to retain a maximum of $300,000 of life insurance exposure on any one individual ($400,000 with accidental death). For the group products business, the Company limits its paid-claim exposure in any one calendar year to $750,000 per claim for major medical coverage and $250,000 per claim for individual stop-loss. The Company retains a maximum of 50% of each employee benefits long-term disability claim, and limits its group term life exposure to $200,000 per life ($400,000 with accidental death). The Company's reinsurance for individual health claims is designed to protect the Company from an excessive amount of claims in excess of $250,000 on an individual claim basis.

Substantially all of the reinsurance ceded by the Company is to entities rated "A" or better by A. M. Best, or to entities required to maintain assets in an independent trust fund whose fair value is sufficient to discharge the obligations of the reinsurer. To the extent that any reinsurance company is unable to meet its obligations under the agreements, WNC's insurance subsidiaries would remain liable.

Amounts paid or deemed to have been paid for ceded reinsurance contracts are recorded as reinsurance recoverables. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

Substantially all of the reinsurance assumed by the Company as of December 31, 1993 is on a 100% coinsurance basis and is accounted for in a manner similar to the direct business.

New Accounting Standards

In 1992, the FASB issued SFAS 112, "Employers' Accounting for Postemployment Benefits," which WNC adopted effective January 1, 1993. This standard requires employers to recognize the costs and obligations of all types of postemployment benefits provided to former or inactive employees, their beneficiaries, and covered dependents. Under the standard, vested benefits are to be accrued over the relevant service period rather than expensed as they are paid, as was the practice. For postemployment benefits that do not vest or accumulate, employers are to accrue a liability and recognize the expected cost when it is probable that a benefit obligation has been incurred and the amount is reasonably estimable. The adoption resulted in a one-time cumulative adjustment of $1,550,000, net of taxes of $834,000, relating to benefits previously recorded on a pay-as-you-go basis. The adoption of SFAS 112 did not have a material effect on 1993 pretax income and is not expected to have a material impact on future years' earnings.

Effective January 1, 1993, WNC adopted SFAS 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts." The statement requires that reinsurance recoverables, including amounts related to claims incurred but not reported and prepaid reinsurance premiums, be reported as assets instead of net of the related liabilities. The adoption resulted in an increase in total assets and liabilities of $58,173,000 and $60,266,000 at December 31, 1993 and 1992, respectively. The adoption had no impact on net income or stockholders' equity.

In June 1993, the FASB issued two new accounting standards. SFAS 114, "Accounting by Creditors for Impairment of a Loan," must be adopted by the Company by January 1, 1995. The standard will require the Company to measure an impaired loan at (i) the present value of expected future cash flows, discounting those cash flows at the loan's effective interest rate,
(ii) the fair value of the collateral of an impaired collateral dependent loan, or (iii) an observable market price. The impairment is recognized by a valuation allowance which may be subsequently increased or decreased based on changes in the measurement criteria. The Company is in the process of determining the effect the new standard will have on net income and stockholders' equity but does not expect the effect to be material.

The second standard, SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," which the Company must adopt prospectively effective January 1, 1994, requires the Company to segregate its fixed maturity portfolio into three separate classifications on the balance sheet: investments held to maturity, trading securities, and investments available for sale. Investments held to maturity will include only those fixed maturities that the Company has a positive intent and ability to hold to maturity. These securities will be carried at amortized cost less write-downs for other-than-temporary impairments. Trading securities will consist of those fixed maturity and equity securities held for short periods of time and will be carried on the balance sheet at fair value, with any change in value reported as a component of income. Investments available for sale will consist of those securities that do not meet the criteria of investments held to maturity or trading securities and will be carried on the balance sheet at fair value, with any change in value recognized as an unrealized gain or loss in stockholders' equity. If a decrease in value of fixed maturity investments is other than temporary, the loss is recognized immediately as a realized loss. In addition, stockholders' equity will be reduced by the estimated amortization of deferred insurance costs that the realization of the unrealized gains would produce. The adoption of this standard at January 1, 1994 will result in an increase in stockholders' equity of approximately $43,000,000. This is the result of changing the carrying value of the current held for sale fixed maturities to fair value, a reduction in deferred insurance costs of $19,000,000, and a related increase in deferred taxes of $14,000,000. There will not be an income statement effect for adoption as the Company does not have a trading portfolio.

The Company foresees that this standard will result in added volatility to stockholders' equity as the standard does not permit a corresponding adjustment to the liabilities that these assets support.

Note B

Investments

Gains and Losses and Income

Realized investment gains (losses) for years ended December 31 are comprised of the following:

(000s omitted)                        1993        1992        1991
                               ------------------------------------
Fixed maturities:
 Gross gains                       $20,263      $9,798     $13,473
 Gross losses                      (12,481)     (4,177)    (24,700)
                                   --------    --------    --------
                                     7,782       5,621     (11,227)
Equity securities                      383      (1,746)      1,464
Mortgage loans                       2,047      (4,934)     (6,643)
Real estate and other
 investments                       (10,566)     (3,559)     (3,214)
Realized investment losses           ($354)    ($4,618)   ($19,620)




Major categories of net investment income for the years ended December 31 are as follows:

(000s omitted)                      1993        1992        1991
                             ------------------------------------
Fixed maturities                $141,809    $136,409    $134,231
Equity securities                  1,505       3,530       4,162
Mortgage loans                    42,030      49,147      55,633
Real estate and other
  investments                     11,431      11,241      13,784
Policy loans                       3,460       3,369       3,539
Short-term investments             2,398       3,938       6,267
                                 -------     -------     -------
Subtotal                         202,633     207,634     217,616
Investment expenses               18,898      20,497      18,256
Net investment income           $183,735    $187,137    $199,360



As of December 31, 1993, investments included real estate, mortgage loans, and fixed maturities with a carrying value of $22,158,000 which were non-income producing for the previous twelve months.

Fixed Maturities

A comparison of amortized cost to fair value of fixed maturity investments by category at December 31, 1993 and 1992 is as follows:

                                                                 Gross                    Gross
                                   Amortized Cost(1)         Unrealized Gains        Unrealized Losses          Fair Value
(000s omitted)                        1993        1992        1993        1992        1993        1992        1993        1992
                               ------------------------------------------------------------------------------------------------
U.S. government obligations        $55,646     $47,085      $3,786      $3,252         $93        $193     $59,339     $50,144
Obligations of states and
 political subdivisions             83,129      88,617       5,705       4,962         538         999      88,296      92,580
Corporate and other securities     882,764     742,547      51,043      25,908       2,531       2,264     931,276     766,191
Mortgage-backed securities         701,786     654,985      24,917      29,239       1,571       3,233     725,132     680,991
Foreign government obligations      37,468      18,273       2,402         222         788           -      39,082      18,495
Total                           $1,760,793  $1,551,507     $87,853     $63,583      $5,521      $6,689  $1,843,125  $1,608,401

(1) The amortized cost is net of permanent impairments and an allowance for losses for below-investment grade securities totalling
$9,631,000 and $5,500,000 at December 31, 1993 and 1992, respectively.



The amortized cost and fair value of fixed maturities at December 31, 1993, by contractual maturity, are shown in the following table. Expected maturities differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                             Amortized      Fair
(000s omitted)                  Cost       Value
Fixed maturities, excluding
 mortgage-backed securities
   Due in 1994                      $39      $1,966
   Due in 1995 - 1998            94,745      98,571
   Due in 1999 - 2003           385,642     409,638
   Due after 2003               578,581     607,818
Mortgage-backed securities      701,786     725,132
Total                        $1,760,793  $1,843,125


Fixed maturities had an increase (decrease) in unrealized gains (the excess of fair value over amortized cost) of $25,438,000, $(4,245,000), and $88,953,000 in 1993, 1992, and 1991, respectively. At December 31, 1993, gross unrealized gains (losses) on investments in equity securities amounted to $386,000 and $(429,000), respectively.

Other

During 1993, 1992, and 1991, non-cash investing activities consisted of real estate acquired through foreclosure of mortgage loans which totaled $4,869,000, $14,302,000, and $3,829,000, respectively.

The fair value of investments in mortgage loans was estimated to be $411,250,000 and $471,082,000 at December 31, 1993 and 1992, respectively.
The fair value of policy loans was estimated to be $50,340,000 and $48,246,000 at December 31, 1993 and 1992, respectively.

Note C

Borrowings and Other Credit Arrangements

Borrowings

Borrowings of $2,434,000 at December 31, 1993 consist of a mortgage on investment real estate with an interest rate of 6.5% that matures in March 1998. Payments of $526,000, $562,000, $599,000, $613,000 and $134,000 will be required in 1994, 1995, 1996, 1997, and 1998, respectively. The property is pledged as collateral.

Interest paid on borrowings by WNC was $1,673,000, $1,313,000, and $2,130,000 in 1993, 1992, and 1991, respectively.

The fair value of WNC's mortgage and long-term notes payable at December 31, 1993 and 1992 was estimated to be $2,438,000 and $14,107,000, respectively.

Credit Arrangements

WNC has a line of credit arrangement for short-term borrowings with one bank amounting to $10,000,000, all of which was unused at December 31, 1993. The line of credit arrangement can be renewed annually, but credit can be withdrawn at the bank's option.

In addition, WNC has three letters of credit available from one bank totaling $1,892,000 with varying terms and conditions. As of December 31, 1993, the entire amount was unused.

Note D

Income Taxes

Effective January 1, 1992, WNC adopted SFAS 109, "Accounting for Income Taxes." Amounts prior to 1992 are presented under the previous accounting rules.

The Omnibus Budget Reconciliation Act of 1993 changed WNC's prevailing federal income tax rate from 34% to 35% effective January 1, 1993. The application of the 35% tax rate to the December 31, 1992 deferred income tax liability balance resulted in a $38,000 increase in federal income tax expense for 1993.

Components of WNC's deferred tax liabilities and assets at December 31 are as follows:

(000s omitted)                                1993        1992
                                       ------------------------
Deferred tax liabilities:
  Deferred insurance costs                 $85,114     $78,426
  Joint ventures and venture capital
    investments                              1,525       3,144
  Accrued bond discount                      1,038       1,129
  Other                                      2,749       2,987
  Total deferred tax liabilities            90,426      85,686

Deferred tax assets:
  Policy liability adjustments              66,091      66,267
  Realized investment losses                15,586      19,501
  Liabilities for employee benefits         13,930      12,880
  Other                                      4,658       3,933
  Total deferred tax assets                100,265     102,581
Valuation allowance                        (14,903)    (18,175)
Net deferred tax assets                     85,362      84,406
Net deferred tax liabilities                $5,064      $1,280


The net deferred tax liabilities relate primarily to the future taxable temporary differences for deferred insurance costs. The net deferred tax assets relate primarily to the future deductible temporary differences for policy liabilities and liabilities for employee benefits items. The nature of WNC's deferred tax assets and liabilities is such that the general reversal pattern for these temporary differences should result in a full realization of WNC's deferred tax assets other than capital gain or loss items.

The components of the provision for deferred income taxes for the year ended December 31, 1991 are as follows:

(000s omitted)
Deferred insurance costs                   $3,888
Policy liability adjustments               (5,324)
Liability for serverance pay and other
  employee benefit related items            2,890
Net effect of realized investment losses     (667)
Accrual of bond discount                      392
Other                                      (2,489)
Deferred income tax benefit               ($1,310)


At December 31, 1993, WNC had capital loss carryforwards for tax return purposes of $7,404,000 that expire in 1996. For financial reporting purposes, a valuation allowance of $14,903,000 has been recognized to offset the deferred tax assets related to those carryforwards, investment loss reserves, and other capital loss related deferred tax assets not expected to be realized. The valuation allowance was reduced by $3,272,000 and $500,000 in 1993 and 1992, respectively.

The components of income tax expense for the years ended December 31 are as follows:

(000s omitted)                   1993      1992      1991
                              ------------------------------
Current expense                  $4,328    $9,884    $3,866
Deferred expense (benefit)        6,170      (346)   (1,310)
Income tax expense              $10,498    $9,538    $2,556



The following reconciles the difference between the actual tax provision and the amounts obtained by applying the statutory federal income tax rate of 35% for 1993 and 34% for 1992 and 1991 to the income or loss before income taxes and cumulative effect of changes in accounting principles:

(000s omitted)                              1993      1992      1991
                                       ------------------------------
Income tax (credit) at statutory
  rate applied to income (loss)
  before taxes and cumulative
  effect of changes in
  accounting principles                  $13,550    $8,973     ($139)
Add (deduct) tax effect of:
  Investment income not taxed             (1,035)   (1,514)   (1,689)
  Tax benefit (expense) not
    recognized on other GAAP-
    basis capital losses (gains)          (2,870)    1,437     6,639
  Amortization of purchase
    accounting adjustments                   247       333       311
  Amortization of prior
    periods' deferred taxes                    -         -    (2,720)
  Other                                      606       309       154
Provision for income taxes               $10,498    $9,538    $2,556



At December 31, 1993, up to $19,851,000 (at a 35% tax rate) would be required for possible federal income taxes that might become due in future years, in whole or in part, if any portion of $56,717,000 of the insurance companies' gains from operations which accumulated under pre-1984 income tax laws, presently included in earned untaxed surplus and identified as tax "Policyholders' Surplus," becomes includable in taxable income. Also, distribution of amounts in excess of taxable "Shareholders' Surplus" ($221,591,000 at December 31, 1993) by the insurance companies under certain conditions may require payment of additional federal income taxes. However, WNC does not expect or intend that these taxable events will occur and, as such, the related deferred income taxes are not required to be provided.

Federal income taxes paid by WNC were $4,100,000, $8,700,000, and $5,300,000 in 1993, 1992, and 1991, respectively. WNC has a nonlife net operating loss carryforward for tax purposes of $2,222,000 that will begin to expire in 2005.

Note E

Stockholders' Equity

Convertible Preferred Stock

WNC has 10,000,000 shares of $5 par value Preferred Stock authorized that is designated as $2.50 Convertible Preferred Stock. Each share is entitled to a cumulative annual dividend of $2.50, and a preference of $50 in the event of involuntary liquidation and $55 in the event of voluntary liquidation of WNC. Further, each share is convertible at any time into
1.875 shares of Common Stock at the option of the holder and is redeemable at $55 at the option of WNC. Each holder is entitled to one vote for each share held and, except as otherwise provided by law, the $2.50 Convertible Preferred Stock and the Common Stock vote together as one class.

Stock Purchase Rights

WNC has one outstanding Common Stock Purchase Right for each outstanding share of Common Stock. The Rights will become exercisable only if a person or group acquires 20% or more of WNC's Common Stock or announces a tender offer following which it would hold 30% or more of such Common Stock. If the Rights become exercisable, a holder will be entitled to buy from WNC one share of WNC Common Stock at a price of $100 per share. If, after the Rights become exercisable, WNC is acquired in a merger or other business combination or more than 50% of WNC's assets or earning power are sold, each Right will entitle its holder to buy that number of shares of Common Stock of the acquiring company having a market value of twice the exercise price of the Right. Alternatively, if a 20% WNC stockholder acquires WNC by means of a merger in which WNC and its Common Stock survive or that stockholder engages in self-dealing transactions with WNC, each Right not owned by the 20% holder would become exercisable for that number of shares of WNC Common Stock which have a market value of twice the exercise price of the Right. Until the Rights become exercisable, one additional Right will be distributed with each share of WNC Common Stock issued in the future. The Rights will expire in January 1997. The Rights may be redeemed by WNC at $.01 per Right prior to the time that 20% or more of WNC's Common Stock has been accumulated by a person or group or within ten days thereafter under certain circumstances.

Common Stock

WNC has 60,000,000 authorized shares of $5 par value Common Stock including treasury shares. In the third quarter of 1993, the Company completed a public offering of 2,133,000 newly issued shares for $23.75 per share. Capital contributions of $14,000,000 were made to a subsidiary out of the net proceeds. In addition, short-term indebtedness was reduced $11,000,000. The remainder is being used for other general corporate purposes.

At December 31, 1993, 13,768,000 shares of WNC's Common Stock were reserved for future issuance. Of this amount 12,118,000 shares were reserved for future exercises of Purchase Rights, 271,000 shares were reserved for conversion of outstanding Convertible Preferred Stock, 1,344,000 shares were reserved for exercise of options to purchase Common Stock and for use in connection with the restricted stock grants, and 35,000 shares were reserved for issuance of Common Stock in connection with the dividend reinvestment plan. The annual dividend paid on WNC Common Stock in 1993, 1992, and 1991 was $1.08 per share.

The number of shares used in computing primary earnings per share for 1993, 1992, and 1991 was 10,755,000, 9,989,000, and 9,980,000, respectively.
These consisted of average shares outstanding plus the effect of dilutive stock options totalling 112,000 shares in 1993 and 97,000 shares in 1992. No effect was given to stock options in 1991 because the effect would have decreased the loss per share.

The number of shares used in computing fully diluted earnings per share for 1993 was 11,026,000. This included average shares outstanding plus 383,000 shares of common stock equivalents consisting of dilutive stock options and the assumed conversion of preferred stock.

Primary and fully diluted earnings per share were the same for 1992 and 1991 because the computation of fully diluted earnings per share resulted in a smaller loss per share.

Statutory

The statutory accounting practices prescribed for WNC's insurance subsidiaries by regulatory authorities differ from GAAP. The following reconciles statutory capital and surplus to GAAP stockholders' equity at December 31:

(000s omitted)                              1993        1992
                                      -----------------------
Statutory capital and surplus           $206,841    $179,080
Deferred insurance costs                 256,956     241,674
Adjustments to policy liabilities       (126,325)   (124,441)
Goodwill                                  16,725      18,184
Assets valuation and interest
  maintenance reserves                    30,589      15,780
Deferred income taxes                     (5,042)     (1,249)
Postretirement and pension liabilities   (30,581)    (29,245)
Other, net                                  (218)    (11,743)
GAAP stockholders' equity               $348,945    $288,040



The following reconciles statutory net income (loss) to GAAP net income
(loss) for the years ended December 31:

(000s omitted)                       1993      1992      1991
                                 -----------------------------
Statutory  net income (loss)      $10,954       $36  ($27,396)
Deferred insurance costs           15,282    30,788    25,234
Cumulative effect of changes
  in accounting principles         (1,550)  (22,819)        -
Adjustments to policy liabilities     401   (14,812)  (17,911)
Financial reinsurance              (3,500)   (7,500)        -
Deferred income taxes              (6,180)      346     1,560
Other (includes amounts
  related to divestitures)         11,259     7,994    15,549
GAAP net income (loss)            $26,666   ($5,967)  ($2,964)


The net assets of WNC's insurance subsidiaries that are available for transfer to WNC generally are limited to the amounts by which such net assets, as determined in accordance with statutory accounting practices, exceed minimum statutory capital requirements. In addition, transfers in excess of certain amounts require approval of regulatory authorities. Retained earnings at December 31, 1993 includes $125,000,000 in excess of the statutory unassigned surplus of the insurance subsidiaries.

Note F

Stock Benefit Plan

WNC has a stock benefit plan under which WNC's Compensation Committee may grant stock options, stock appreciation rights (SARs), and shares of restricted stock. The following summarizes the changes in the shares of Common Stock of WNC under the plan:

                            Available                 Issuable Under
                            For Grant              Outstanding Options
                           During 1993        1993        1992        1991
                           ------------------------------------------------
January 1 balance               66,922     594,659     572,850     415,350
Increase in authorized         750,000
Stock options
  Granted                     (216,500)    216,500      58,500     248,250
  Exercised                          -     (53,321)    (19,700)          -
  Forfeited                     72,594     (72,594)    (16,991)    (90,750)
Restricted stock issued         (9,350)
December 31 balance            663,666     685,244     594,659     572,850
Options exercisable                  -     346,032     276,100     160,963



Stock options granted from 1991 to 1993 ranged from $10.21 per share to $26.57 per share. Stock options exercised from 1991 to 1993 ranged from $10.21 per share to $21.70 per share. Exercise prices on stock options outstanding range from $10.21 to $27.29 per share.

Shares of restricted stock may be granted either separately or in tandem with the grant of a stock option to key employees and others. These restricted shares are subject to certain terms and conditions defined in the plan. Options for 7,500 and 6,750 such shares were granted in 1992 and 1991, respectively.

Note G

Defined Benefit and Contribution Plans

Retirement Plans

Washington National Insurance Company (WNIC) and an indirect wholly-owned subsidiary, United Presidential Life Insurance Company (UPI), each have a defined benefit retirement plan covering substantially all employees who have met the prescribed requirements for participation. Both plans have been amended to terminate the accrual of future benefits. Benefits are based principally on years of service and compensation. Generally, the funding policies are to contribute annually amounts required by the Internal Revenue Code (IRC). Contributions are intended to provide benefits attributed to service to date.

Effective January 1, 1991 for WNIC, and March 31, 1993 for UPI, the Company established two defined contribution retirement plans, a money-purchase retirement plan and a discretionary profit sharing plan. Neither plan allows employee contributions. These two plans, in addition to the contributory 401(k) plan, collectively represent the current retirement benefit program. The plans now cover substantially all WNIC and UPI employees who have met the prescribed requirements for participation. The contribution to the 401(k) plan matches employee contributions dollar for dollar up to a maximum of 3% of compensation. The contribution to the money-purchase retirement plan is 3% of each employee's compensation and an additional 3% of compensation in excess of the Social Security wage base. The contribution to the profit sharing plan is at the discretion of the insurance subsidiaries' Boards of Directors in consultation with the Board of Directors of WNC and is based on financial performance. WNC also has supplemental retirement plans under which benefits are paid equal to any amount by which benefits are reduced for any participant in the defined contribution or defined benefit retirement plans due to provisions of the IRC. The liabilities for the supplemental retirement plans at December 31, 1993 and 1992 were immaterial. The net pension expense for the defined contribution plans in 1993, 1992, and 1991 was $2,777,000, $2,110,000, and
$1,866,000, respectively.

A summary of the components of the net periodic pension expense for the defined benefit retirement plans follows:

(000s omitted)                       1993      1992      1991
                                ------------------------------
Service cost for benefits
  earned                              $99      $300      $274
Interest cost on projected
  benefit obligation                1,923     2,275     2,829
Actual return on plan assets       (2,035)   (5,167)   (5,095)
Net amortization and deferral        (642)    2,996     2,498
Curtailment gain                     (491)        -         -
Net periodic pension expense      ($1,146)     $404      $506




Net periodic pension expense for 1993 includes a $491,000 curtailment gain from the termination of the accumulation of benefits of UPI's defined benefit plan.

The defined benefit retirement plans' funded status and amounts reported in WNC's consolidated balance sheets as of December 31 are as follows:

(000s omitted)                                1993        1992
                                       ------------------------
Actuarial present value of benefit
  obligations:
    Vested                                ($28,696)   ($29,029)
    Non-vested                                (254)       (143)
  Accumulated benefit obligation          ($28,950)   ($29,172)
Projected benefit obligation for
  service provided to date                ($28,950)   ($31,778)
Plan assets at fair value                   26,429      26,871
Funded status-projected benefit
  obligation in excess of plan assets      ($2,521)    ($4,907)
Comprised of:
  Accrued pension cost                        $512     ($1,688)
  Unrecognized investment and
    actuarial net loss                      (9,566)    (11,023)
  Unrecognized transition gain               6,533       7,840
  Unrecognized prior service cost                -         (36)
Total                                      ($2,521)    ($4,907)


The unrecognized transition gain in the preceeding schedule is the amount by which the plans' net assets exceeded the actuarial present value of projected benefit obligations as of January 1, 1985, net of amortization, the date on which current pension accounting standards were adopted. The transition gain is being amortized by credits to income over a fourteen-year period. In addition, the excess of actual investment and actuarial gains and losses realized over those expected are deferred and, when the cumulative deferred amounts exceed certain limits, will be amortized at a rate consistent with a fourteen-year amortization period. Costs created by plan amendments that are associated with prior employee service are also deferred and amortized over fourteen years.

Accrued pension cost and the various net gains and losses not recognized in the consolidated financial statements are compared annually to the plans' funded status. The comparison is made using the plans' accumulated benefit obligations. When a deficiency exists, an adjustment is made for the amount of the deficiency to recognize a minimum liability. At December 31, 1993 and 1992, the pretax adjustment was $3,033,000 and $1,269,000, respectively. The liability and subsequent changes had no effect on net periodic pension expense and were reported directly in stockholders' equity.

In determining the actuarial present value of the projected benefit obligation as of December 31, 1993 and 1992, the discount rate used was 6.7% and 6.9%, respectively. The rate of increase in compensation levels used in 1992 was 5% for the UPI plan. The expected rate of return on plan assets was 7.5% for 1993, 1992, and 1991.

Assets of the defined benefit plans are invested principally in mutual funds, bonds, and stocks. Assets of the WNIC retirement plan include Common and Preferred Stock of WNC of $10,863,000 and $10,332,000, at fair value, at December 31, 1993 and 1992, respectively. Dividends of $492,000 were received on the WNC Common and Preferred Stock in 1993 and 1992. No shares were purchased or sold during 1993.

Postretirement Benefits

In addition to WNC's various retirement programs, WNIC provides certain health care and life insurance benefits to eligible retired employees. Employees generally have become eligible for these benefits after reaching age 55 with 20 years of service or after reaching age 65 with 10 years of service. Generally, the health plans pay a stated percentage of most medical expenses reduced for deductibles and any payments made by government programs or other group coverage. Retirees contribute to the plan according to a schedule which averages 16% of the benefits paid. Effective January 1, 1992, WNC adopted SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Prior to December 1993, these benefits were unfunded. In December 1993, the Company contributed $1,100,000 to a Voluntary Employees' Beneficiary Association (VEBA) trust. The amount funded to the VEBA trust was based on the difference between the net periodic postretirement benefit expense and the retiree medical claims incurred during the period, subject to certain IRC limitations. Assets of the VEBA trust were invested in short-term variable demand notes at December 31, 1993.

Effective December 31, 1992, the WNIC plan was changed to limit future eligibility. Active employees who were not at least age 50 as of December 31, 1992 and whose combination of age and years of service did not total at least 65 as of that date are not eligible for postretirement health insurance benefits and are only eligible for $10,000 of postretirement life insurance benefits. This curtailment resulted in a gain of $4,033,000 recorded as part of operations in the fourth quarter of 1992.

The net periodic postretirement benefit expense includes the following components at December 31:

(000s omitted)                    1993      1992
                             --------------------

Service cost                       $61      $557
Interest cost                    2,061     2,198
Net amortization and deferral      (14)        -
Curtailment gain                     -    (4,033)
Net periodic expense            $2,108   ($1,278)


Postretirement benefit expenses were recorded on a pay-as-you-go basis in 1991 and totaled $3,100,000.

The following reconciles the plans' accumulated postretirement benefit obligation with amounts recognized in WNC's consolidated balance sheets at December 31:

(000s omitted)                                     1993        1992
                                            ------------------------
Accumulated postretirement
  benefit obligation:
    Retirees                                   ($26,080)   ($24,365)
    Fully eligible active plan participants      (1,300)     (1,011)
    Other active participants                    (1,269)     (1,888)
Total                                          ($28,649)   ($27,264)

Comprised of:
  Accrued postretirement benefit
    expense                                    ($27,298)   ($27,097)
  Unrecognized net loss                          (1,561)       (392)
  Unrecognized prior service cost                   210         225
Total                                          ($28,649)   ($27,264)
Discount rate                                       7.5%        7.5%


The health care cost trend rate used in 1993 and 1992 was 15% grading to 6% evenly over thirty years. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the trend rate by 1% per year would increase the accumulated postretirement benefit obligation by $2,825,000 at December 31, 1993 and the aggregate of the service and interest cost components of the net periodic postretirement benefit expense for 1993 by $200,000.

Note H

Reinsurance

The effect of reinsurance on premiums and policy charges for the years ended December 31 was as follows:

(000s omitted)                    1993        1992        1991
                           ------------------------------------
Direct premiums and policy
  charges                     $470,617    $440,574    $445,941
Reinsurance assumed             31,022       2,570       2,734
Reinsurance ceded              (62,817)    (62,174)    (61,860)
Premiums and policy charges   $438,822    $380,970    $386,815


Reinsurance benefits ceded were $22,685,000, $22,516,000, and $17,372,000 in 1993, 1992, and 1991, respectively.

As a result of past divestitures, the Company reinsures 100% of certain blocks of supplemental health insurance, life insurance, and annuity business with unaffiliated companies. At December 31, 1993, approximately 50% of WNC's total reinsurance recoverables were ceded to Combined Life Insurance Company of America and approximately 19% was ceded each to American Founders Life Insurance Company and UNUM Life Insurance Company. Of these three, two are related to divestitures. Also at December 31, 1993, 89% of reinsurance premiums assumed were from Harvest Life Insurance Company. The reinsurance agreement provides that the Company will reinsure a block of individual major medical business issued by Harvest Life on a 100% coinsurance basis.

The Company also uses yearly renewable term reinsurance at UPI to maintain statutory profitability and other financial requirements at UPI while sustaining growth. At December 31, 1993, such reinsurance, net of related taxes had contributed $9,300,000 of statutory capital to UPI. These transactions do not materially impact the Company's GAAP financial statements.

Note I

Commitments and Contingencies

Leases

WNC has noncancelable operating leases primarily for office space and office equipment, the most significant of which relates to a twenty-year lease of WNIC's home office building with a related party as lessor. Future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 1993 are as follows:

(000s omitted)

1994                                 $7,668
1995                                  7,096
1996                                  6,733
1997                                  6,453
1998                                  4,575
Thereafter                           49,462
Total minimum lease commitments     $81,987



Rental expenses were $6,900,000, $2,871,000, and $3,039,000 in 1993, 1992, and 1991, respectively.

Financial Commitments and Guarantees

The Company is party to financial instruments with off-balance-sheet risk in the normal course of business. These financial instruments include commitments to extend credit, commitments to fund investments, standby purchase commitments, and financial guarantees related to various investments in real estate and joint ventures. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

The exposure to credit loss in the event of nonperformance by the other party to the financial instrument for the aforementioned commitments and guarantees is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. If funded, the commitments and guarantees would be collateralized by the related real estate investments.

Commitments to extend credit are agreements to lend to an entity as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. An entity's credit worthiness is evaluated on a case-by-case basis and the amount of collateral obtained upon extension of credit is based on management's credit evaluation of the counterparty. Collateral held would include the related real estate investment properties. At December 31, 1993 and 1992, commitments to extend credit were $6,425,000 and $11,049,000, respectively. These commitments principally expire by July 1994.

Commitments to fund investments primarily for venture capital and fixed maturity investments amounted to $358,000 and $14,398,000 at December 31, 1993 and 1992, respectively. These commitments are on call and do not have a formal expiration date.

Standby purchase commitments and financial guarantees are conditional commitments issued by the Company to guarantee the performance of an unrelated entity to a third party. These purchase commitments and guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and letters of credit, and expire in 1994, 1995, and 1996. The Company does not hold collateral for these conditional commitments; however, in the event of nonperformance by the entity, the Company would be entitled to the underlying collateral, principally commercial real estate properties. In addition, the Company is entitled to share in the appreciation of the collateral on the conditional commitments at the time of sale or refinancing. Management is not aware of any material losses on these conditional commitments. At December 31, 1993 and 1992, standby purchase commitments and guarantees were $24,323,000 and $34,126,000, respectively.

The Company issued financial guarantees on two real estate investments and received $676,000 of consideration, principally in 1986. The estimated fair value at December 31, 1993 of these guarantees is less than $500,000.

The Company also entered into financial guarantees that are integral and inseparable components of real estate and mortgage loan transactions. No consideration was received for these guarantees which relate primarily to the guarantee of debt repayment on three joint venture real estate investments. Accordingly, the fair value of these financial guarantees is zero.

Litigation

WNC and certain affiliated companies have been named in various pending legal proceedings considered to be ordinary routine litigation incidental to the business of such companies. A number of other legal actions have been filed against the Company that demand compensatory and punitive damages aggregating material dollar amounts. Management believes that such suits are substantially without merit and that valid defenses exist and are of the opinion that such litigation will not have a material effect on WNC's consolidated financial position.

Health Care Reform

See Item 7, "Management's Discussion And Analysis Of Financial Condition And Results Of Operations - Health Care Reform" for a discussion of health care reform and its possible effect on the Company's business.

State Guaranty Funds

Under insolvency or guaranty laws in most states in which the Company's insurance subsidiaries operate, insurers can be assessed for policyholder losses incurred by insolvent insurance companies. At present, most insolvency or guaranty laws provide for assessments based on the amount of insurance underwritten in a given jurisdiction. The Company's insurance subsidiaries paid $2,500,000, $1,800,000, and $2,000,000 in state guaranty fund assessments in 1993, 1992, and 1991, respectively and had accrued liabilities of $2,800,000 for future assessments at December 31, 1993 and 1992. Mandatory assessments can be partially recovered through a reduction in future premium taxes in some states.

The Company's accounting policy with regard to payments to state guaranty funds is to treat as a deferred asset any such payments in those states where current law allows an offset against future premium taxes. At December 31, 1993 and 1992, other assets included $5,100,000 and $4,000,000 of deferred payments to state guaranty funds. Generally, this amount will be used to offset future premium tax payments over periods from five to ten years. In the event of a change in the law pertaining to prior tax offsets, such amounts might become unrecoverable.

Note J

Divestitures

In the third quarter of 1991, WNC completed the sale of its New York-based life insurance subsidiary. A pretax loss of $16,000,000 was recorded on this sale in 1990. An additional pretax loss of $1,826,000 was recognized in the second quarter of 1991. At June 30, 1991, this subsidiary had assets, principally investments, of $200,000,000 and liabilities, principally policy liabilities, of $176,000,000. In the consolidated statement of operations for 1991, total revenues of $12,200,000 are attributable to this subsidiary.

In the second and third quarters of 1991, WNIC sold blocks of universal life insurance and annuities for a pretax gain of $668,000. The gain is included in net loss on divestitures. The operations of these blocks of business are included in the life insurance and annuities segment. These blocks of business had policy-related assets, principally deferred insurance costs, of $13,000,000 and policy liabilities of $110,000,000.

Note K

Segment Information

WNC has four business segments: life insurance and annuities; group products; individual health insurance; and corporate and other. The segments are based on WNC's insurance products. The corporate and other segment includes realized investment gains and losses, a curtailment gain in 1992 of $4,033,000 resulting from a change to WNIC's postretirement health benefits program, operations that do not specifically support one of the other segments, and the operations and the net loss on divestitures in 1991. See Note J for further information on divestitures. Assets not individually identifiable by segment are allocated based on the amount of segment liabilities. Depreciation expense and capital expenditures are not considered material. Revenues, income or loss before income taxes and cumulative effect of changes in accounting principles, and assets by segment for the years ended and as of December 31 are as follows:

(000s omitted)
                                              1993        1992        1991
                                       ------------------------------------
Revenues:
    Life insurance and annuities          $228,950    $233,488    $227,059
    Group products                         234,621     231,232     267,991
    Individual health insurance            159,941     107,578      82,437
    Corporate and other                      5,015      (1,856)        557
Consolidated total                        $628,527    $570,442    $578,044

Income (loss) before income taxes and
  cumulative effect:
    Life insurance and annuities           $28,128     $21,856     $23,987
    Group products                           6,132      10,249      13,524
    Individual health insurance              5,368      (3,242)    (13,817)
    Corporate and other                       (914)     (2,473)    (24,102)
Consolidated total                         $38,714     $26,390       ($408)

Assets:
    Life insurance and annuities        $2,291,529  $2,184,660  $1,999,172
    Group products                         233,616     213,929     211,472
    Individual health insurance            110,629      92,769      74,420
    Corporate and other                    218,645     221,425     269,935
Consolidated total                      $2,854,419  $2,712,783  $2,554,999


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.



                              PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Descriptions of WNC's directors are contained in WNC's 1994 proxy under the caption "Election of Directors." Information regarding compliance with Section 16(a) of the Exchange Act is contained in WNC's 1994 proxy statement under that caption. Additionally, biographical descriptions of Wade G. Brown, Executive Vice President and Chief Information Officer; Curt L. Fuhrmann, President - WNIC Health Division; Kenneth A. Grubb, President - WNIC Education Division; R. W. Patin, Chairman of the
Board and Chief Executive Officer, WNC and WNIC; James N. Plato, President and Chief Executive Officer, United Presidential Life
Insurance Company; Thomas Pontarelli, Executive Vice President,
Thomas C. Scott, Executive Vice President and Chief Financial
Officer; and Don L. Wilhelm, former Chairman of the Board and Chief Executive Officer, United Presidential Life Insurance Company, are contained in Part I of this Report, pursuant to General Instruction G.

ITEM 11. EXECUTIVE COMPENSATION

Executive compensation and transactions are contained in WNC's 1994 proxy statement under the caption, "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

A description of security ownership of certain beneficial owners and management is contained in WNC's 1994 proxy statement under the caption, "Stock Ownership."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

A description of transactions with management is contained in WNC's 1994 proxy statement under the caption, "Transactions with Management."


                               PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)The following consolidated financial statements of WNC and subsidiaries included in the 1993 Annual Report to Stockholders are presented in Item 8:

    Consolidated Balance Sheets, December 31, 1993 and 1992

    Consolidated Statements of Operations,
        Year Ended December 31, 1993, 1992, and 1991

    Consolidated Statements of Cash Flows,
        Year Ended December 31, 1993, 1992, and 1991

    Consolidated Statements of Stockholders' Equity,
        Year Ended December 31, 1993, 1992 and 1991

    Capital Stock Activity,
        Year Ended December 31, 1993, 1992, and 1991

    Notes to Consolidated Financial Statements

    Quarterly Information

(a)(2)The financial schedules required by Item 14(d) are presented in a separate section of this report and are preceded by the Index to Financial Schedules.

    All other schedules pursuant to Regulation S-X are not submitted because they are not applicable, not required, or the required information is included in the consolidated financial statements, including the notes thereto.

(a)(3)The exhibits filed with this Form 10-K are listed in the Exhibit Index located elsewhere herein. All management contracts and compensatory plans or arrangements set forth in such list are marked with a double asterisk (**).

(b) WNC filed no reports on Form 8-K during the last quarter of the period covered by this report.

(c) Included in 14(a)(3) above.

(d) Included in 14(a)(2) above.

                             Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                WASHINGTON NATIONAL CORPORATION
                                         REGISTRANT

  Date:  March 11, 1994         /c/ Robert W. Patin
                                Robert W. Patin
                                Chairman of the Board, President and
                                Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



  Date:  March 11, 1994         /c/ Frederick R. Blume
                                Frederick R. Blume
                                Director


  Date:  March 11, 1994         /c/ Elaine R. Bond
                                Elaine R. Bond
                                Director


  Date:  March 11, 1994         /c/ Ronald L. Bornhuetter
                                Ronald L. Bornhuetter
                                Director


  Date:  March 11, 1994         /c/ Joan K. Cohen
                                Joan K. Cohen
                                Vice President, Controller and Treasurer


  Date:  March 11, 1994         /c/ Lee A. Ellis
                                Lee A. Ellis
                                Director


  Date:  March 11, 1994         /c/ John R. Haire
                                John R. Haire
                                Director


  Date:  March 11, 1994         /c/ Stanley P. Hutchison
                                Stanley P. Hutchison
                                Director


  Date:  March 11, 1994         /c/ George P. Kendall, Jr.
                                George P. Kendall, Jr.
                                Director


  Date:  March 11, 1994         /c/ Frank L. Klapperich, Jr.
                                Frank L. Klapperich, Jr.
                                Director


  Date:  March 11, 1994         /c/ Lee M. Mitchell
                                Lee M. Mitchell
                                Director


  Date:  March 11, 1994         /c/ Robert W. Patin
                                Robert W. Patin
                                Chairman of the Board, President and
                                Chief Executive Officer and Director


  Date:  March 11, 1994         /c/ Rex Reade
                                Rex Reade
                                Director


  Date:  March 11, 1994         /c/ Thomas C. Scott
                                Thomas C. Scott
                                Executive Vice President and Chief
                                Financial Officer


  Date:  March 11, 1994         /c/ Patricia Y. Tsien
                                Patricia Y. Tsien
                                Director


                    INDEX TO FINANCIAL SCHEDULES

          WASHINGTON NATIONAL CORPORATION AND SUBSIDIARIES

Schedules filed pursuant to Rule 7-05 of Regulation S-X:

  I. Summary of Investments - Other than Investments in Related Parties

 II. Amounts Receivable from Related Parties and Underwriters, Promoters, and Employees Other Than Related Parties

III.  Condensed Financial Information of Registrant

  V. Supplementary Insurance Information

 VI. Reinsurance

VII.  Guarantees of Securities of Other Issuers

 IX. Short-Term Borrowings

SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
WASHINGTON NATIONAL CORPORATION AND SUBSIDIARIES
December 31, 1993

(000s Omitted)
- ---------------------------------------------------------------------------------------------
            COLUMN A                           COLUMN B       COLUMN C         COLUMN D
                                                               Fair       Amount Shown in
Type of Investment                              Cost          Value       the Balance Sheet
- ---------------------------------------------------------------------------------------------
Fixed maturities:
  Bonds:
    U.S. government and government
       agencies and authorities                 $55,646        $59,339            $55,646
    States, municipalities and political
       subdivisions *                            83,829         88,296             83,129
    Mortgage-backed securities                  701,786        725,132            701,786
    Foreign governments                          37,468         39,082             37,468
    Public utilities                            137,132        140,932            137,132
    Convertibles and bonds with
       warrants attached                          1,730          2,023              1,730
    All other corporate bonds *                 752,684        788,114            743,753
  Redeemable preferred stocks                       149            207                149

         TOTAL FIXED MATURITIES               1,770,424     $1,843,125          1,760,793

Equity securities:
  Common stocks:
    Banks, trusts, and insurance companies           96           $113                113
    Industrial and miscellaneous                  1,512          1,420              1,420
  Mutual funds                                   10,860         10,860             10,860
  Nonredeemable preferred stocks                  3,435          3,467              3,467

         TOTAL EQUITY SECURITIES                 15,903        $15,860             15,860

Mortgage loans on real estate *                 403,698                           391,667
Real estate:
  Investment properties *                        53,886                            24,518
  Acquired in satisfaction of debt *             19,296                            14,568
Policy loans                                     52,285                            52,285
Other long-term invested assets *                22,961                            21,032
Short-term investments                           75,302                            75,302

         TOTAL INVESTMENTS                   $2,413,755                        $2,356,025

* Difference between cost and carrying value results from certain valuation allowances, declines in value that are other than temporary, accumulated depreciation on real estate and share of undistributed net income or loss on joint ventures.

SCHEDULE II - AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

WASHINGTON NATIONAL CORPORATION AND SUBSIDIARIES

- ----------------------------------------------------------------------------------------------------
COLUMN A                     COLUMN B    COLUMN C         COLUMN D                COLUMN E
                                                         Deductions         Balance at End of Period
- ----------------------------------------------------------------------------------------------------
                            Balance at
                            Beginning                Amounts     Amounts                   Not
Name of Debtor              of Period   Additions   Collected  Written Off  Current *    Current
- ----------------------------------------------------------------------------------------------------

Year ended December 31, 1993


  Ken A. Grubb                 $     -    $100,000      $    -           -    $100,000          -
  Robert W. Patin              248,345           -       3,432           -     244,913          -
                              $248,345    $100,000      $3,432           -    $344,913          -
- ----------------------------
Year ended December 31, 1992


  Douglas T. Maines           $125,000           -    $125,000           -    $      -          -
  Robert W. Patin              250,000           -       1,655           -     248,345          -
                              $375,000           -    $126,655           -    $248,345          -
- ----------------------------
Year ended December 31, 1991


  Douglas T. Maines           $125,000    $      -    $      -           -    $125,000          -
  Robert W. Patin                    -     425,000     175,000           -     250,000          -
                              $125,000    $425,000    $175,000           -    $375,000          -

- ----------------------------------------------------------------------------------------------------

* These receivables include a combination of demand notes and mortgage loans with varying interest rates.


SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
WASHINGTON NATIONAL CORPORATION
(Parent Corporation Only)

BALANCE SHEETS
                                                                 December 31,
(000s omitted)                                               1993           1992
                                                         ---------------------------
ASSETS
  Cash                                                        $3,383         $2,833
  Short-term investments                                       7,899            384
  Equity in net assets of subsidiaries *                     338,139        294,595
  Amounts due from subsidiaries *                              2,857              -
  Real estate                                                    207            207
  Other                                                        3,979          3,867

       Total Assets                                         $356,464       $301,886


LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Dividends payable                                           $3,361         $2,765
  Other liabilities                                            1,422          1,352
  Amounts due to subsidiaries *                                2,736          7,129
  Short-term note payable                                          -          2,600
            Total Liabilities                                  7,519         13,846

STOCKHOLDERS' EQUITY
  Convertible preferred stock                                    723            727
  Common stock                                                77,505         66,473
  Additional paid-in capital                                  46,640          9,487
  Retained earnings (including equity in retained earnings
     of subsidiaries: 1993 - $261,071; 1992 - $240,857)      284,938        270,508
  Net unrealized gains (losses) on equity securities
     of subsidiaries                                             (43)           111
  Unfunded pension loss of subsidiaries                       (2,821)        (1,269)
  Cost of common treasury stock                              (57,997)       (57,997)
            Total Stockholders' Equity                       348,945        288,040

       Total Liabilities and Stockholders' Equity           $356,464       $301,886

* Eliminated in consolidation.

SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Continued

WASHINGTON NATIONAL CORPORATION
(Parent Corporation Only)


STATEMENTS OF OPERATIONS

                                                                          Year Ended December 31,
(000s omitted)                                                        1993          1992          1991
                                                               ----------------------------------------
REVENUES
  Interest                                                            $274           $85          $170
  Dividends from subsidiary *                                        7,709         9,915        11,836
  Realized investment gains                                              -           336             -
       Total Revenues                                                7,983        10,336        12,006

GENERAL AND ADMINISTRATIVE EXPENSES                                  1,768         1,313         1,389

INCOME BEFORE INCOME-TAX CREDIT, EQUITY IN
   UNDISTRIBUTED NET INCOME (LOSS) OF SUBSIDIARIES,
   AND CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                                              6,215         9,023        10,617

Income-tax credit                                                     (237)         (146)         (309)

INCOME BEFORE EQUITY IN UNDISTRIBUTED NET INCOME
   (LOSS) OF SUBSIDIARIES AND CUMULATIVE EFFECT
   OF CHANGE IN ACCOUNTING PRINCIPLE                                 6,452         9,169        10,926

Equity in undistributed net income (loss) of subsidiaries *         20,214        (7,547)      (13,890)

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE                                   26,666         1,622        (2,964)

Cumulative effect of change in accounting
  for income taxes                                                       -        (7,589)            -

                                       NET INCOME (LOSS)           $26,666       ($5,967)      ($2,964)


* Eliminated in consolidation.


SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Continued

WASHINGTON NATIONAL CORPORATION
(Parent Corporation Only)

STATEMENTS OF CASH FLOWS

                                                                              Year Ended December 31,
(000s omitted)                                                          1993           1992           1991
                                                                 -------------------------------------------
OPERATING ACTIVITIES
  Net income (loss)                                                  $26,666        ($5,967)       ($2,964)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Equity in undistributed net (income) loss of subsidiaries      (20,214)         7,547         13,890
      Change in accounting principle                                       -          7,589              -
      Other, net                                                         900          1,542            (60)
         NET CASH PROVIDED BY OPERATING ACTIVITIES                     7,352         10,711         10,866

INVESTING ACTIVITIES
  Net (increase) decrease in short-term investments                   (7,515)           867           (386)
  Investment in subsidiary                                           (25,382)             -              -
  Sales of fixed maturities                                                -              -            137
  Change in indebtedness from subsidiaries                            (7,250)         1,767            536
         NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES            (40,147)         2,634            287

FINANCING ACTIVITIES
  Proceeds from sale of common stock                                  48,181            428            167
  Cash dividends to stockholders                                     (12,236)       (11,050)       (11,114)
  Change in short-term notes payable                                  (2,600)          (400)         3,000
  Purchase of common stock for treasury                                    -            (21)        (3,207)
         NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES             33,345        (11,043)       (11,154)

         INCREASE (DECREASE) IN CASH                                     550          2,302             (1)

Cash at beginning of year                                              2,833            531            532

         CASH AT END OF YEAR                                          $3,383         $2,833           $531



SCHEDULE V - SUPPLEMENTARY INSURANCE INFORMATION
WASHINGTON NATIONAL CORPORATION AND SUBSIDIARIES

- ---------------------------------------------------------------------------------------------------------
COLUMN A                                   COLUMN B     COLUMN C     COLUMN D     COLUMN E     COLUMN F

                                                      Future Policy                           Insurance
                                           Deferred     Benefits,                Other Policy  Premiums
Segment                                     Policy    Losses, Claims Unearned    Claims and      and
                                         Acquisition    and Loss     Premiums     Benefits      Policy
                                            Costs       Expenses                  Payable      Charges
- ---------------------------------------------------------------------------------------------------------
(000s Omitted)

Year ended December 31, 1993
  Life and annuities                        $219,780   $2,006,713     $      -      $17,407      $64,917
  Group products                               5,864       43,959        2,164      147,279      219,002
  Individual health insurance                 31,312            -       12,828       72,264      154,148
  Corporate and other                              -            -       19,657        9,200          755
                               TOTAL        $256,956   $2,050,672      $34,649     $246,150     $438,822


Year ended December 31, 1992
  Life and annuities                        $212,327   $1,931,842      $     -      $16,411      $63,400
  Group products                               3,268       42,948        2,352      136,430      214,952
  Individual health insurance                 26,079            -       11,601       61,552      101,823
  Corporate and other                              -          317       19,781        9,721          795
                               TOTAL        $241,674   $1,975,107      $33,734     $224,114     $380,970


Year ended December 31, 1991
  Life and annuities                        $174,566   $1,799,389      $     -      $14,497      $53,583
  Group products                               1,859       41,068        2,636      145,532      251,402
  Individual health insurance                 16,948            -        7,548       58,080       77,591
  Corporate and other                              -            -       18,405        2,850        4,239
                               TOTAL        $193,373   $1,840,457      $28,589     $220,959     $386,815


SCHEDULE V - SUPPLEMENTARY INSURANCE INFORMATION
Continued

WASHINGTON NATIONAL CORPORATION AND SUBSIDIARIES

- ---------------------------------------------------------------------------------------------------------
COLUMN A                              COLUMN G      COLUMN H       COLUMN I      COLUMN J     COLUMN K
                                                   Benefits,     Amortization
                                                 Claims, Losses  of Deferred      Other
Segment                                 Net           and           Policy      Operating     Premiums
                                     Investment    Settlement    Acquisition     Expenses     Written
                                       Income       Expenses        Costs          (1)
- ---------------------------------------------------------------------------------------------------------
(000s omitted)

Year ended December 31, 1993
  Life and annuities                   $158,981       $160,341        $19,831      $20,650     $      -
  Group products                         15,605        166,884          2,121       59,484      176,386
  Individual health insurance             5,543         92,042         15,991       46,540      156,601
  Corporate and other                     3,606          1,091              -        4,838            -
                          TOTAL        $183,735       $420,358        $37,943     $131,512     $332,987


Year ended December 31, 1992
  Life and annuities                   $164,754       $176,949        $13,531      $21,152      $     -
  Group products                         16,211        168,919          1,107       50,957      167,580
  Individual health insurance             5,205         62,798         12,482       35,540      105,697
  Corporate and other                       967          1,174              -         (557)           -
                          TOTAL        $187,137       $409,840        $27,120     $107,092     $273,277


Year ended December 31, 1991
  Life and annuities                   $163,592       $176,072         $9,905      $17,095     $      -
  Group products                         16,693        194,961            899       58,607      200,455
  Individual health insurance             4,833         51,016          8,906       36,332       77,240
  Corporate and other                    14,242          8,239          1,415       15,005            -
                          TOTAL        $199,360       $430,288        $21,125     $127,039     $277,695

- ---------------------------------------------------------------------------------------------------------
(1)  Allocations are based on certain assumptions and estimates. These allocations would change if different methods were applied.


SCHEDULE VI - REINSURANCE

WASHINGTON NATIONAL CORPORATION AND SUBSIDIARIES

- ----------------------------------------------------------------------------------------------------------
COLUMN A                                COLUMN B     COLUMN C     COLUMN D     COLUMN E      COLUMN F
                                                     Ceded to     Assumed                 Percentage of
Segment                                  Gross        Other      from Other      Net         Amount
                                         Amount     Companies    Companies      Amount    Assumed to Net
- ----------------------------------------------------------------------------------------------------------
(000s omitted)

Year ended December 31, 1993
  Life insurance in force             $22,215,104   $3,170,467     $      -  $19,044,637               - %

Insurance premiums and policy
  charges:
    Life and annuities                    $75,899      $10,983           $1      $64,917               - %
    Group products                        223,726        4,724            -      219,002               -
    Individual health insurance           123,765          638       31,021      154,148              20
    Corporate and other                    47,227       46,472            -          755               -
                            TOTAL        $470,617      $62,817      $31,022     $438,822               7 %


Year ended December 31, 1992
  Life insurance in force             $25,454,261   $3,402,069     $      -  $22,052,192               - %

Insurance premiums and policy
  charges:
    Life and annuities                    $73,611      $10,212           $1      $63,400               - %
    Group products                        219,284        4,332            -      214,952               -
    Individual health insurance           100,108          854        2,569      101,823               3
    Corporate and other                    47,571       46,776            -          795               -
                            TOTAL        $440,574      $62,174       $2,570     $380,970               1 %


Year ended December 31, 1991
  Life insurance in force             $24,227,210   $3,187,803      $17,337  $21,056,744               - %

Insurance premiums and policy
  charges:
    Life and annuities                    $62,542       $8,959       $    -      $53,583               - %
    Group products                        257,376        5,974            -      251,402               -
    Individual health insurance            75,311          451        2,731       77,591               4
    Corporate and other                    50,712       46,476            3        4,239               -
                            TOTAL        $445,941      $61,860       $2,734     $386,815               1 %

- ----------------------------------------------------------------------------------------------------------

SCHEDULE VII - GUARANTEES OF SECURITIES OF OTHER ISSUERS

WASHINGTON NATIONAL CORPORATION AND SUBSIDIARIES

- ------------------------------------------------------------------------------------------------------------------------
COLUMN A               COLUMN B          COLUMN C      COLUMN D      COLUMN E        COLUMN F          COLUMN G
                                                                                                     Nature of any
                                                        Amount                                     Default by Issuer
Name of Issuer of                         Total        Owned by     Amount in                        of Securities
Securities Guaran-  Title of Issue        Amount      Person or    Treasury of      Nature of        Guaranteed in
teed by Person for  Each Class of       Guaranteed   Persons for    Issuer of       Guarantee     Principal, Interest,
which Statement       Securities           and          which       Securities                      Sinking Fund or
is Filed              Guaranteed       Outstanding    Statement     Guaranteed                        Redemption
                                                       is Filed                                     Provisions, or
                                                                                                      Payment of
                                                                                                      Dividends
- -----------------------------------------------------------------------------------------------------------------------
City of Milwaukee,  Industrial Project   $9,910,000      None        $6,053,000    Guarantee of         None
    Wisconsin       Revenue Bond                                                  Principal and
                                                                                     Interest

                                                                  (Annual interest of $110,000)         (A)

City of West Allis, Industrial Project   $6,603,000      None          None        Guarantee of         None
    Wisconsin       Revenue Bond                                                  Principal and
                                                                                     Interest

                                                                  (Annual interest of $250,000)         (A)

City of Milwaukee,  Industrial Project   $5,869,000      None          None        Guarantee of         None
    Wisconsin       Revenue Bond                                                  Principal and
                                                                                     Interest

                                                                  (Annual interest of $216,000)         (A)

(A)  Interest is at a floating rate; amount shown is 1993 interest expense.

Note - Excluded from the amounts shown above is $1,941,000 of  guarantees related to the sale of real estate.


SCHEDULE IX - SHORT-TERM BORROWINGS

WASHINGTON NATIONAL CORPORATION AND SUBSIDIARIES

- --------------------------------------------------------------------------------------------------
COLUMN A                     COLUMN B      COLUMN C       COLUMN D      COLUMN E      COLUMN F
                                                          Maximum       Average       Weighted
                            Balance at     Weighted        Amount        Amount       Average
Category of Aggregate         End of       Average      Outstanding   Outstanding  Interest Rate
Short-Term Borrowings         Period    Interest Rate    During the    During the    During the
                                                           Period       Period*       Period**
- --------------------------------------------------------------------------------------------------
(000s omitted)

Year ended December 31, 1993
  Notes payable to banks          $   -             - %      $17,270        $9,918          5.30 %


Year ended December 31, 1992
  Notes payable to banks         17,350          5.72         17,350         2,696          5.11


Year ended December 31, 1991
  Notes payable to banks          6,636          6.00          9,637         6,515          8.21

* The average amount outstanding during the period was computed by dividing the total of month-end outstanding principal balances by 12.

**The weighted average interest rate during the period was computed by dividing the actual interest expense by average short-term borrowings outstanding.

Notes payable to banks are comprised of borrowings under line of credit borrowing arrangements,
(1992 and 1991 only), collateral loans due within one year, and the current portion of a mortgage payable. The line of credit arrangements generally have no termination date but credit can be withdrawn at the banks' option.



                            EXHIBIT INDEX

          WASHINGTON NATIONAL CORPORATION AND SUBSIDIARIES

              EXHIBITS FILED PURSUANT TO ITEM 14(a)(3)


                                                                  Page Number

3.1  Certificate of Incorporation, as amended, on Form 10-K, for the
     year ended December 31, 1987                                      *

3.2  By-laws, as amended, on Form 10-K, for the year ended December
     31, 1986                                                          *

4    Rights agreement between WNC and The First National Bank of
     Chicago, on Form 8-K dated December 23, 1986                      *

10.1 Employment agreements with R. W. Patin, T. Pontarelli, T. C.
     Scott, and C. L. Fuhrmann, on Form 10-K, for the year ended
     December 31, 1991 **                                              *

10.2 Employment agreements with K. A. Grubb and J. N. Plato, on Form
     10-K, for the year ended December 31, 1992 **                     *

10.3 Employment agreement with W. G. Brown on Form 10-Q, for the
     period ended September 30, 1993 **                                *

10.4 Form of Indemnification Agreement between Registrant and each Director and Executive Officer of Registrant on Form 10-Q, for
     the period ended June 30, 1993 **                                 *

11   Computation of Earnings per Share                             see below

13   WNC's Annual Report to Stockholders for the year ended
     December 31, 1993, which is furnished for the information of the Commission and, except for those portions which are
     expressly incorporated by reference in this filing is
     not to be deemed "filed" as part of this filing                  *

21   Subsidiaries of WNC                                           see below

23   Consent of Ernst & Young, Independent Auditors                see below



     *  Incorporated by reference.
     ** Management contract and compensatory plans or arrangements.