Form 10-Q
period 1994-03-31
WASHINGTON NATIONAL CORP
filed 1994-05-13
CIK 104867

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended March 31, 1994.

                                or

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
   For the transition period from                to
   .


                   Commission file number 1-7369


                  WASHINGTON NATIONAL CORPORATION
      (Exact name of registrant as specified in its charter)

              DELAWARE                              36-2663225
     (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)              Identification No.)

    300 Tower Parkway,
  Lincolnshire, Illinois                                60069
  (Address of principal                              (Zip Code)
    executive offices)

 Registrant's Telephone Number, Including Area Code: (708) 793-3000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to files such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes  X    No

Number of shares of Common Stock, $5 par value outstanding as of May 5, 1994 was 12,140,016.



                              CONTENTS



Part 1.  Financial Information                                     Page

 Item 1.  Financial Statements
  Consolidated Balance Sheet - March 31, 1994
     and December 31, 1993                                           2
  Consolidated Statement of Operations - Three Months
     Ended March 31, 1994 and 1993                                   3
  Consolidated Condensed Statement of Cash Flows -
     Three Months Ended March 31, 1994 and 1993                      4
  Notes to Consolidated Financial Statements - March 31, 1994        5

 Item 2.  Management's Discussion and Analysis of
    Financial Condition and Results of Operations                    7

Part II.  Other Information
 Item 1.       Legal Proceedings                                    18
 Item 6.       Exhibits and Reports on Form 8-K                     19

Signatures                                                          20




                                                        Page 1 of 24

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

WASHINGTON NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEET
(000s Omitted)
                                                                      March 31,
                                                                        1994      December 31,
                                                                     (Unaudited)      1993
ASSETS

 Investments
  Fixed maturities -
    Available for sale at fair value (amortized cost: $1,677,095)     $1,665,663   $         -
    Held to maturity at cost (fair value: $121,454; $134,448)            118,740       128,184
    Held for sale at cost (fair value: $1,708,677)                             -     1,632,609
  Equity securities (cost: $14,157; $15,903)                              14,209        15,860
  Mortgage loans on real estate                                          389,316       391,667
  Real estate                                                             36,266        39,086
  Policy loans                                                            51,913        52,285
  Other long-term                                                         18,968        21,032
  Short-term                                                              56,221        75,302
      Total Investments                                                2,351,296     2,356,025

Cash                                                                       7,402        10,441
Deferred insurance costs                                                 258,961       256,956
Reinsurance recoverables and prepaid premiums                             54,975        56,314
Accrued investment income                                                 32,410        32,386
Property and equipment                                                    25,029        26,198
Insurance premiums in course of collection                                15,413        25,159
Goodwill                                                                  21,568        21,772
Income taxes recoverable                                                       -         1,403
Separate account assets                                                   43,476        44,589
Other                                                                     27,448        23,176
      Total Assets                                                     2,837,978     2,854,419

LIABILITIES AND SHAREHOLDERS' EQUITY

Policy Liabilities
  Future policy benefits - annuities                                   1,245,402     1,250,225
  Future policy benefits - life                                          811,185       800,447
  Policy and contract claims                                             208,426       206,963
  Unearned premiums                                                       36,584        34,649
  Other                                                                   37,839        39,187
      Total Policy Liabilities                                         2,339,436     2,331,471

General expenses and other liabilities                                   104,421       121,916
Mortgage payable                                                           2,305         2,434
Income taxes (1994 current: $1,862)                                        6,785         5,064
Separate account liabilities                                              43,476        44,589
      Total Liabilities                                                2,496,423     2,505,474

Shareholders' Equity
  Convertible Preferred Stock                                                723           723
  Common Stock - $5.00 par value                                          77,601        77,505
  Additional paid-in capital                                              46,824        46,640
  Retained earnings                                                      288,605       284,938
  Unrealized losses on investments                                       (11,380)          (43)
  Unfunded pension loss                                                   (2,821)       (2,821)
  Cost of Common Treasury Stock                                          (57,997)      (57,997)
      Total Shareholders' Equity                                         341,555       348,945
        Total Liabilities and Shareholders' Equity                    $2,837,978    $2,854,419

See Notes to Consolidated Financial Statements




WASHINGTON NATIONAL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(000s Omitted, Except Per Share Data)
                                                              Three Months Ended
                                                                   March 31,
                                                                1994       1993
Revenues
  Insurance premiums and policy charges                        $113,870   $105,959
  Net investment income                                          44,937     44,307
  Realized investment gains (losses)                                466       (987)
  Other                                                           1,143      1,901
    Total Revenues                                              160,416    151,180

Benefits and Expenses
  Insurance benefits paid or provided                           108,438    105,495
  Insurance and general expenses                                 33,143     30,386
  Amortization of deferred insurance costs                        8,637      8,068
    Total Benefits and Expenses                                 150,218    143,949

    Income Before Income Taxes and
      Change in Accounting Principle                             10,198      7,231
Income Taxes                                                      3,164      2,485

    Income Before Cumulative Effect of
      Change in Accounting Principle                              7,034      4,746

Cumulative Effect of Change in Accounting for
  Postemployment Benefits - Net of Related Tax Effects                -     (1,550)

    Net Income                                                   $7,034     $3,196

Primary Earnings Per Share
  Income before cumulative effect                                 $0.57      $0.46
  Cumulative effect of change in accounting principle                 -      (0.15)

    Net Income Per Share                                          $0.57      $0.31

Average Shares and Equivalents Outstanding                       12,228     10,060

Fully Diluted Earnings Per Share
  Income before cumulative effect                                 $0.56      $0.46
  Cumulative effect of change in accounting principle                 -      (0.15)

    Net Income Per Share                                          $0.56      $0.31

Average Shares and Equivalents Outstanding                       12,499     10,341

Dividends Paid Per Common Share                                   $0.27      $0.27

See Notes to Consolidated Financial Statements





WASHINGTON NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (Unaudited)
(000s Omitted)
                                                                      Three Months Ended
                                                                           March 31,
                                                                        1994        1993

Net Cash Provided by Operating Activities                               $11,404     $19,883

Investing Activities
  Proceeds from sales
    Fixed maturities - available for sale                                17,182           -
    Fixed maturities                                                          -      82,527
    Equities, mortgage loans, real estate, and other investments          4,686       8,958
  Proceeds from maturities and redemptions
    Fixed maturities - available for sale                                65,305           -
    Fixed maturities - held to maturity                                   3,723           -
    Fixed maturities                                                          -      70,524
    Equities, mortgage loans, real estate, and other investments          9,126       7,208
  Cost of purchases
    Fixed maturities - available for sale                              (116,991)          -
    Fixed maturities - held to maturity                                     (26)          -
    Fixed maturities                                                          -    (182,950)
    Equities, mortgage loans, real estate, and other investments         (8,217)     (9,146)
  Increase in policy loans                                                  372         282
  Purchases of property and equipment                                      (398)     (1,186)
  Net (increase) decrease in short-term investments                      19,081     (11,810)
    Net Cash Used by Investing Activities                                (6,157)    (35,593)

Financing Activities
  Policyholder account deposits                                          33,731      40,022
  Policyholder account withdrawals                                      (38,802)    (29,720)
  Proceeds from sale of common stock                                        280         654
  Repayment of mortgage and other notes payable                            (128)       (120)
  Cash dividends to shareholders                                         (3,367)     (2,773)
  Repayment of short-term notes payable                                       -        (360)
    Net Cash Provided (Used) by Financing Activities                     (8,286)      7,703

      Decrease in Cash                                                   (3,039)     (8,007)

Cash at Beginning of Period                                              10,441       9,471
    Cash at End of Period                                                $7,402      $1,464


See Notes to Consolidated Financial Statements




Item 1.  Financial Statements (continued)

                   WASHINGTON NATIONAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)

                           March 31, 1994

A. Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim periods. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation have been included. The 1993 financial statements have been restated for the adoption of Financial Accounting Standards Board (FASB) Statement 112, "Employers' Accounting for Postemployment Benefits," effective for the first quarter, 1993.

B. Reclassifications

   Certain amounts in the 1993 consolidated financial statements have been reclassified to conform to the 1994 presentation.

C. Adoption of New Accounting Standard

   Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards Number 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires the Company to segregate its fixed maturity portfolio into three separate classifications on the balance sheet: investments held to maturity, trading securities, and investments available for sale. Investments held to maturity include only those fixed maturities that the Company has a positive intent and ability to hold to maturity. These securities are carried at amortized cost less write-downs for other-than-temporary impairments. Trading securities consist of those fixed maturity and equity securities held for short periods of time and are carried on the balance sheet at fair value, with any change in value reported as a component of income. The Company does not have a trading portfolio. Investments available for sale consist of those securities that do not meet the criteria of investments held to maturity or trading securities and are carried on the balance sheet at fair value, with any change in value recognized as an unrealized gain or loss in shareholders' equity. If a decrease in value of fixed maturity investments is other-than-temporary, the loss is recognized immediately as a realized loss. Prior to adoption, these securities were primarily classified as held for sale and carried at the lower of amortized cost less other-than-temporary impairments or market. In addition, shareholders' equity is reduced by the estimated amortization of deferred insurance costs that the realization of any unrealized gains would produce. The unrealized gain or loss and the deferred insurance costs are tax effected to the extent realizable. Restatement of prior period financial statements is not permitted.

   The adoption of this standard resulted in an increase in shareholders' equity of $41,644,000 at January 1, 1994 and a decrease of $11,432,000 at March 31, 1994 detailed in the table below.

      (000s)                                              1/1/94   3/31/94

   Fair value adjustment to available for sale fixed
     maturity securities                                  $75,081  $(11,432)
   Less: Decrease in deferred policy acquisition costs     18,630         -
         Increase in deferred federal income taxes         14,807         -

          Net unrealized gain (loss) on securities        $41,644  $(11,432)

   At March 31, 1994, unrealized gains decreased primarily due to the change in interest rates. Due to the change, the effect on deferred policy acquisition costs was reversed and deferred taxes are not established on the unrealized loss as the Company has a capital loss carryforward and does not currently record a tax benefit for such carryforwards.

                                                        Page 5 of 24
Item 1.  Financial Statements (continued)

                   WASHINGTON NATIONAL CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (UNAUDITED)

                           March 31, 1994


   The Company foresees that this standard will continue to result in added volatility to shareholders' equity as the standard does not permit a corresponding adjustment to the liabilities that these assets support.

D. Reinsurance

   At March 31, 1994, approximately 50 percent of WNC's total reinsurance was ceded to Combined Life Insurance Company of America and approximately 19 percent was ceded to each of American Founders Life Insurance Company and UNUM Life Insurance Company. The reinsurance with Combined Life and American Founders is a result of divestitures of supplemental health, life insurance and annuity business.

   Substantially all of the reinsurance ceded by the Company is to entities rated "A" or better by A. M. Best, or to entities required to maintain assets in an independent trust fund whose fair value is sufficient to discharge the obligations of the reinsurer. To the extent that any reinsurance company is unable to meet their obligations under the agreements, WNC's insurance subsidiaries would remain liable.

   Amounts paid or deemed to have been paid for reinsurance contracts are recorded as reinsurance receivables. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

   The effect of reinsurance on premiums and policy charges was as follows (000s omitted):

                                                      March 31,   March 31,
                                                         1994       1993

        Direct premiums and policy charges            $109,469    $120,251
        Reinsurance assumed                             19,937         533
        Reinsurance ceded                              (15,536)    (14,825)
          Premiums and Policy Charges                 $113,870    $105,959

   Reinsurance benefits ceded were $5,961,000 and $22,685,000 at March 31, 1994 and December 31, 1993, respectively.

E. Standby Purchase Commitments and Financial Guarantees

   Standby purchase commitments and financial guarantees written are conditional commitments issued by WNIC and a subsidiary to guarantee the performance of an unrelated entity to a third party. These purchase commitments andguarantees are primarily issued to support public and private borrowing arrangements, including bond financing and letters of credit, and expire principally by July, 1994. WNIC and its subsidiary do not hold collateral for these conditional commitments; however, in the event of nonperformance by the entity, WNIC and its subsidiary would be entitled to the underlying collateral, principally commercial real estate properties. In addition, WNIC and its subsidiary are entitled to a share in the appreciation of the collateral underlying the conditional commitments at the time of sale or refinancing. At March 31, 1994 and December 31, 1993, standby purchase commitments and guarantees were $24,303,000 and $24,323,000, respectively. Management is not aware of any material losses on these conditional commitments. The Company does not anticipate entering into any such agreements in the future.

                                                        Page 6 of 24

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following updates and should be read in conjunction with the Management's Discussion and Analysis of
Financial Condition and Results of Operations section of the Company's 1993 Annual Report.



Consolidated Results of Operations
Components of Income (Loss) by Segment
(000s omitted)

                                                   Life
                                                 Insurance
                                                     &        Group    Individual  Corporate
                                                 Annuities   Products    Health     & Other     Total
                                                           Three Months Ended March 31, 1994
Revenues
  Insurance and other revenues                     $18,919    $47,870    $48,200     $   24   $115,013
  Net investment income                             38,184      3,614      1,395      1,744     44,937
  Realized investment gains                              -          -          -        466        466
    Total revenues                                  57,103     51,484     49,595      2,234    160,416
Benefits and Expenses
  Insurance benefits                                40,840     37,548     29,986         64    108,438
  Expenses                                           4,705     14,871     14,963     (1,396)    33,143
  Amortization of deferred insurance costs           3,833        762      4,042          -      8,637
    Total benefits and expenses                     49,378     53,181     48,991     (1,332)   150,218
Income (loss) before income taxes                  $ 7,725   $ (1,697)   $   604    $ 3,566     10,198
Income taxes                                                                                     3,164
Net income                                                                                     $ 7,034


                                                           Three Months Ended March 31, 1993
Revenues
  Insurance and other revenues                     $17,811    $58,252    $31,010     $  787   $107,860
  Net investment income                             39,681      4,006      1,343       (723)    44,307
  Realized investment losses                             -          -          -       (987)      (987)
    Total revenues                                  57,492     62,258     32,353       (923)   151,180
Benefits and Expenses
  Insurance benefits                                41,856     44,575     18,426        638    105,495
  Expenses                                           5,210     14,188      9,977      1,011     30,386
  Amortization of deferred insurance costs           3,499        656      3,913          -      8,068
    Total benefits and expenses                     50,565     59,419     32,316      1,649    143,949
Income (loss) before income taxes and
  change in accounting principle                   $ 6,927    $ 2,839    $    37    $(2,572)     7,231
Income taxes                                                                                     2,485
Income before change in accounting
  principle                                                                                      4,746
Change in accounting for postemployment
  benefits (net of taxes)                                                                       (1,550)
Net income                                                                                     $ 3,196




Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations (Continued)


Analysis of Net Income
                                        Quarter Ended March 31,
(000s Omitted)                               1994      1993
Pretax operating income (loss) (1)
  Life insurance and annuities             $ 7,725  $ 6,436
  Group products                           (1,697)    2,839
  Individual health                            604       37
  Corporate and other                        3,100  (1,585)

Total pretax operating income                9,732    7,727

Income taxes on operations                   3,329    2,318

Net operating income                         6,403    5,409

Other components of net income (net of taxes)
  Realized investment gains (losses) (2)       631    (987)
  Gains from benefit plan changes (3)            -      324
  Cumulative effect of change in
  accounting principle (4)                       -   (1,550)

Net income                                 $ 7,034  $ 3,196

(1) Pretax income (loss) before realized investment gains
    (losses), cumulative effect of accounting changes, and and gains from benefit plan changes in 1993.
(2) 1994 includes tax benefit of $165.
(3) Curtailment gain of $491 less tax of $167.
(4) Employers' Accounting for Postemployment Benefits, net of taxes.


Comparison of Quarter Ended March 31, 1994 to March 31, 1993

Insurance Premiums and Policy Charges. Insurance premiums and policy charges increased $7.9 million, or 7.5%, from $106.0 million in 1993 to $113.9 million in 1994. The improvement was primarily due to an increase in individual health insurance premiums of $17.1 million, $14.4 million of which was due to two individual health reinsurance transactions entered into after the first quarter of 1993 offset in part by a decline in group products premiums. The group products premium decline was due to the termination of a large group life insurance contract with approximately $3 million of premium revenue in the 1993 first quarter and to an adjustment to unpaid premiums in 1994 for this
segment.    See "Segment Information -- Individual Health" and
"Segment Information -- Group Products," below.

Net Investment Income. Net investment income increased $0.6 million, or 1.4%, to $44.9 million in 1994 from $44.3 million in 1993. The improvement was due to an increase in invested assets partially offset by a general decline in market interest rates. The Company's portfolio yield declined from 7.9% in the 1993
first quarter to 7.6% in the 1994 first quarter.    Invested
assets at March 31, 1994 increased $85.5 million from March 31, 1993, principally due to deposits on life insurance policies and annuity contracts exceeding withdrawals combined with the proceeds from a secondary stock offering in the third quarter of 1993.



                                                     Page 8 of 24
Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations (Continued)


Realized Investment Gains (Losses). Realized investment gains for 1994 were $0.5 million compared to realized investment losses of $1.0 million in 1993. In 1994, realized gains on fixed maturity investments of $1.7 million were partially offset by losses of $0.6 million on mortgage loans on real estate and $0.7 million of losses on real estate investments and other invested assets. In 1993, realized gains of $2.1 million on fixed maturity investments and $0.7 million on equity securities and other invested assets were more than offset by losses of $2.1 million on mortgage loans on real estate and $1.7 million on real estate investments.

Insurance Benefits Paid or Provided. Insurance benefits paid or provided increased $2.9 million, or 2.8%, from $105.5 million in 1993 to $108.4 million in 1994. The increase was primarily due to higher individual health insurance benefits of $11.6 million resulting from the reinsurance transactions referred to above and an increase in the block of in force business. Partially offsetting this was a decline in group products benefits of $7.0 million due to a smaller block of employee benefits conventional health business in force, the termination of a large group life insurance contract (see "Segment Information--Group Products," below), and a decline in life insurance and annuities benefits of $1.0 million resulting from a decrease in interest credited on interest-sensitive products.

Insurance and General Expenses. Insurance and general expenses increased $2.7 million from $30.4 million in 1993 to $33.1 million in 1994. Included in 1994 are expenses of $4.8 million related to two individual health reinsurance transactions. See "Segment Information--Individual Health," below.

Amortization of Deferred Insurance Costs. Amortization of deferred insurance costs increased $0.6 million, or 7.1%, in 1994 to $8.6 million from $8.1 million in 1993 primarily due to increased amortization of $0.3 million in the life insurance and annuities segment resulting from higher policy charges and favorable interest rate spreads.

Income Before Income Taxes and Change in Accounting Principle. Income before income taxes and change in accounting principle increased $3.0 million, or 41.0%, to $10.2 million in 1994 compared to $7.2 million in 1993. The increase was due primarily to improved operations in the Company's life insurance and annuities, individual health, and corporate and other segments, offset in part by a loss in 1994 in the group products segment.

Income Taxes. Income taxes increased $0.7 million to $3.2 million in 1994 compared to $2.5 million in 1993, primarily due to improved income from operations. In 1994, the Company's
Federal tax rate was 35% compared to 34% in 1993.

Change in Accounting Principle. In 1993, the Company recorded a one-time charge of $1.6 million after taxes for the adoption of a new accounting standard, Employers' Accounting for Postemployment Benefits. The adoption did not have a material impact on income before accounting changes.

Net Income. Net income for 1994 was $7.0 million compared to $3.2 million in 1993. The improvement in net income resulted from increased earnings in the life insurance and annuities, individual health, and corporate and other segments, realized investment gains in 1994 versus realized investment losses in 1993, and the charge in the first quarter of 1993 relating to the adoption of a new accounting standard described above.





                                                     Page 9 of 24
Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations (Continued)


Segment Information

Life Insurance and Annuities. Revenues for the life insurance and annuities segment were $57.1 million for 1994, down from $57.5 million in 1993. A decline in investment income of $1.5 million resulted primarily from lower portfolio yield rates, offset in part by an increase in invested assets. An increase of $1.1 million in insurance revenues was primarily due to an increase in life insurance in force combined with an increase in policy charges at UPI, offset in part by a decline in insurance revenues at WNIC where no new policies are being sold.

Pretax income for the life insurance and annuities segment increased 11.5% to $7.7 million in 1994 from $6.9 million in 1993, primarily due to increased policy charges and improved interest rate spreads, as the interest credited on account balances was reduced more than the reduction in the yield on invested assets.

In an environment of rising interest rates, the Company may have difficulty maintaining the current spread between the rates credited to policyholders and its investment income, resulting in lower profits in this segment.

Group Products. Revenues for the group products segment were $51.5 million in 1994 compared to $62.3 million in 1993, a decrease of 17.3%. The decrease was primarily due to the termination of a large group life insurance contract in the third quarter of 1993, with approximately $3 million of premium revenue in the first quarter of 1993, and an adjustment to unpaid premiums of approximately $2.5 million. The termination of the large group life insurance contract, which had approximately $3 billion of life insurance in force, will not materially affect net income as there was a corresponding decrease in benefits and expenses.

The pretax loss for the group products segment was $1.7 million in 1994 compared to pretax income of $2.8 million in 1993. The loss was primarily due to the aforementioned decrease in revenues and a higher claims ratio in the education disability portion of the segment.

Individual Health. Revenues for the individual health insurance segment increased 53.3% to $49.6 million in 1994 compared to $32.4 million in 1993. Revenues for this segment increased primarily as a result of two reinsurance transactions that added a total of $14.4 million of premium revenue in 1994. The improvement was also due to average rate increases of 7% in 1994 on the direct portion of the business in force.

Pretax income for the individual health insurance segment was $0.6 million for 1994 compared to $37 thousand in 1993. The improvement was primarily due to a larger premium base over which to spread fixed operating expenses.

Effective in the 1993 second quarter, the Company entered into a reinsurance agreement with The Harvest Life Insurance Company (Harvest Life) that provides that the Company will reinsure 100% of a block of major medical business issued by Harvest Life. In the 1994 first quarter, premiums of $6.9 million, investment income of $0.2 million and insurance benefits of $4.3 million and insurance and general expenses of $1.9 million were attributable to this reinsurance transaction.







                                                    Page 10 of 24
Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations (Continued)

In 1994, the Company entered into a reinsurance agreement with National Casualty Company, a subsidiary of Nationwide Corporation, whereby the Company will reinsure 50% of a block of individual major medical health insurance. The block had approximately $60 million of premium revenue in 1993. In the 1994 first quarter, premiums of $7.4 million, other income of $0.3 million and insurance benefits of $4.8 million and insurance and general expenses of $2.9 million were attributable to this transaction. Due to the start-up expenses associated with administering this block of business, the Company expects to break-even on this transaction in 1994.

Washington National will market its products through the existing
Harvest Life and National Casualty Company sales forces.

Corporate and Other. The corporate and other segment includes realized investment gains and losses, the operations of non-insurance lines of business, and corporate expenses. For 1994, income was $3.6 million compared to a loss of $2.6 million in 1993. The improvement was due to the previously mentioned realized investment gains in 1994 versus realized investment losses in 1993, investment income on a portion of the proceeds from the 1993 secondary stock offering, and expenses in 1993 related to the closing of the Company's former headquarters.

Investment Portfolio

On January 1, 1994, the Company adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." As a result, most of the Company's fixed maturity investments were classified as "Available for Sale" and are carried at fair value. The remaining fixed maturity investments were classified as "Held to Maturity" and will continue to be carried at amortized cost, less write-downs for other-than-temporary impairments. See Note C for further information.

At March 31, 1994, the Company had invested assets with a carrying value of $2.4 billion. The following table sets forth certain information about the Company's investment portfolio as of that date (dollars in millions):
                                                      Percent
                                                      of Total
                                           Carrying   Carrying
                                             Value      Value

Fixed maturity investments:
   United States government obligations   $    57.9      2.5%
   Obligations of states and
     political subdivisions                    95.2      4.0
   Public utilities                           140.5      6.0
   Industrial and miscellaneous               783.0     33.3
   Mortgage-backed securities                 671.3     28.6
   Other                                       36.5      1.5
         Total fixed maturity investments   1,784.4     75.9

 Equity securities                             14.2      0.6

 Other investments:
   Mortgage loans on real estate              389.3     16.6
   Real estate investments                     36.3      1.5
   Policy loans                                51.9      2.2
   Other long-term invested assets             19.0      0.8
   Short-term invested assets                  56.2      2.4

   Total invested assets                   $2,351.3    100.0%

                                                    Page 11 of 24
Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations (Continued)


Fixed Maturity Investments

The carrying value of fixed maturity investments at March 31, 1994 was $1.784 billion, or 75.9% of the Company's invested assets. This amount increased from $1.761 billion, or 74.7% of the Company's invested assets at December 31, 1993 primarily due to the Company making new investments principally in investment grade securities.


The composition of the Company's fixed maturity portfolio at March 31, 1994, was as follows (dollars in millions):

                                            Carrying Value
                                           as a Percent of
                               Carrying  Total Fixed  Invested
                                 Value    Maturities   Assets

AAA/Aaa                        $   771.7     43.2%     32.8%
AA/Aa                              157.1      8.8       6.7
A                                  452.5     25.4      19.2
BBB/Baa                            307.3     17.2      13.1
BB/Ba and lower                     95.8      5.4       4.1
     Total Fixed Maturities     $1,784.4    100.0%     75.9%


The Company's policy for rating fixed maturity investments is to use the rating on such investments as determined by Standard & Poor's Company ("S&P") or Moody's Investor Service, Inc. ("Moody's"). If an investment has a split rating (i.e., different ratings from the two rating services) the Company categorizes the investment under the lower rating. For those investments that do not have a rating from either S&P or Moody's, the Company categorizes those investments on ratings assigned by the National Association of Insurance Commissioners (NAIC), whose ratings are as follows: NAIC Class 1 is considered equivalent to a AAA/Aaa, AA/Aa, or A rating; NAIC Class 2, BBB/Baa; and NAIC Classes 3-6, BB/Ba and below. Fixed maturity investments that are not rated by S&P or Moody's (unrated private placements), but instead rated with comparable NAIC ratings, comprise 0.5% of AAA-rated investments, 1.7% of AA-rated, 3.7% of A-rated, 20.4% of BBB-rated, and 40.7% of investments rated BB and lower at March 31, 1994.

The carrying value of the Company's high-yield investments (investments rated BB and lower) at March 31, 1994 was $95.8 million or 4.1% of the Company's invested assets compared to $94.0 million or 4.0% of invested assets at December 31, 1993. The increase in the carrying value of the high-yield investments in 1994 was primarily due to downgrades, partially offset by redemptions and sales.

At March 31, 1993, 28.6% of the Company's invested assets were in mortgage-backed fixed maturity investments, including collateralized mortgage obligations (CMOs) and mortgage-backed pass-through securities. Mortgage-backed securities generally are collateralized by mortgages backed by the Government National Mortgage Association
(GNMA), the Federal National Mortgage Association (FNMA), and the Federal Home Loan Mortgage Corporation (FHLMC), all of which are agencies of the U.S. Government. Only GNMA mortgages are backed by the full faith and credit of the U.S. Government. Agency mortgage-backed securities are considered to have a AAA credit rating.




                                                    Page 12 of 24

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations (Continued)


In some instances, the Company invests in non-agency mortgage-backed securities. The Company primarily invests in highly-rated non-agency CMOs. At March 31, 1994, 79.2% of the Company's non-agency CMOs were rated AAA. The credit risk associated with non-agency mortgage-backed securities is generally greater than that of agency mortgage-backed securities.

The following details the carrying value of theCompany's mortgage-backed securities portfolio at March 31, 1994 (dollars in millions):

                                                     Carrying Value
                                                     as a Percent of
                                                    Mortgage-   Total
                                           Carrying  Backed    Invested
                                            Value   Securities  Assets

 Agency collateralized mortgage obligations:
   Planned and target amortization classes   $278.7    41.5%   11.9%
   Sequential classes                          14.4    2.2      0.6
   Support classes                            12.3     1.8      0.5
   Accrual                                      2.3    0.3      0.1
 Total agency collateralized mortgage
   obligations                                307.7   45.8     13.1

 Non-agency collateralized mortgage
  obligations:
   Planned amortization classes                 7.0    1.1      0.3
   Sequential classes                          15.4    2.3      0.7
   Support classes                              4.9    0.7      0.2
 Total non-agency collateralized mortgage
  obligations                                  27.3    4.1      1.2

 Total collateralized mortgage obligations    335.0   49.9     14.3

 Non-agency mortgage-backed pass-through
  securities                                    5.5    0.8      0.2
 Agency mortgage-backed pass-through
  securities                                  330.8   49.3     14.1
   Total mortgage-backed securities          $671.3  100.0%    28.6%


Certain mortgage-backed securities are subject to significant prepayment risk. This is due to the fact that in periods of declining interest rates, mortgages may be repaid more rapidly than scheduled as individuals refinance higher-rate mortgages to take advantage of lower rates. As a result, holders of mortgage-backed securities may receive large prepayments on their investments that cannot be reinvested at interest rates comparable to the rates on the prepaid mortgages. Conversely, in periods of rising interest rates, mortgage prepayments may slow down which would result in holders of mortgage-backed securities having less funds to reinvest at higher rates.






                                                    Page 13 of 24
Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations (Continued)


Planned amortization class (PAC) and target amortization class
(TAC) tranches, which together comprised 12.2% of the Company's invested assets at March 31, 1994 are designed to amortize in a manner that shifts the primary risk of prepayment of the underlying collateral to investors in other tranches of the CMO. The PAC and TAC instruments tend to be less sensitive to prepayment risk.

Sequential classes, which comprised 1.3% of the Company's invested assets at March 31, 1994 may have prepayment characteristics similar to mortgage-backed pass-through securities. Support classes, which comprised 0.7% of the Company's invested assets at March 31, 1994, are the most sensitive to prepayment risk.

Mortgage Loans and Real Estate

In the first quarter of 1994, the Company decided that in order to provide better matching between the characteristics of its assets and liabilities it will no longer make new investments in mortgage loans, except for purchase money loans and expansion of the Company's properties. The Company will continue to service its remaining mortgage loans.

The Company had investments in mortgage loans of $389.3 million at March 31, 1994 compared to $391.7 million at December 31, 1993. Investments in mortgage loans declined primarily due to prepayments and amortization of the mortgage loan portfolio. Of the outstanding loans at March 31, 1994, $6.6 million (net of allowances of $0.7 million) or 1.9% were delinquent 60 days or more as to interest or principal.

At March 31, 1994, the Company's insurance subsidiaries had a delinquent mortgage loan ratio (mortgage loans overdue 60 days or in foreclosure, before allowances, as compared to the total mortgage portfolio before allowances) of 1.7% compared to 1.1% at December 31, 1993. The industry average delinquent mortgage loan ratio for residential and commercial mortgages, as measured by the American Council of Life Insurance, was 4.5% at December 31, 1993, the latest available date.

The Company actively manages its non-current investments through restructuring of mortgages and sales and leasing of foreclosed real estate in order to achieve the highest current return as well as to preserve capital. Restructured loans, where modifications of the terms of the mortgage loan have generally occurred and which are considered current investments, were $11.8 million at March 31, 1994 compared to $16.9 million at December 31, 1993. At March 31, 1994, the Company's mortgage loan portfolio included $6.3 million of mortgage loans, before allowances, overdue at least three months and on which no interest income was being accrued. The Company does not expect the non-current investments to have a material adverse effect on its liquidity or ability to hold its other investments to maturity. This is primarily due to the relatively small amount of these non-current investments as compared to total invested assets and to the total amount of high quality, liquid investments.










                                                    Page 14 of 24
Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations (Continued)


The Company's mortgage loan portfolio at March 31, 1994 was diverse with respect to geographic distribution, property type, and principal repayment schedule dates, as outlined below
(dollars in millions):

          Geographic Distribution                 Property Type


        California    $ 67.8   17.4%         Retail    $226.3  58.1%
        Indiana         55.8   14.3          Office      46.4  11.9
        Illinois        45.1   11.6          Industrial  37.9   9.7
        Florida         34.9    9.0          Medical     25.2   6.5
        Texas           33.1    8.5          Residential 25.3   6.5
        North Carolina  20.0    5.1          Other       28.2   7.3
        Michigan        15.9    4.1             Total  $389.3 100.0%
        Wisconsin       14.3    3.7
        All other      102.4   26.3
             Total    $389.3  100.0%


                                 Scheduled              Total
                                 Principal   Balloon   Principal
                                 Repayments  Payments  Payments

     Mortgage Loans by Year of Maturity:
      1994                     $     1.6    $  20.6   $  22.2
      1995                           2.4       17.6      20.0
      1996                           2.9       34.9      37.8
      1997                           3.2       19.7      22.9
      1998                           3.4        4.2       7.6
      1999 and thereafter          141.9      136.9     278.8

        Total                     $155.4     $233.9    $389.3


The Company's real estate investments totaled $36.3 million (net of allowances of $8.5 million) at March 31, 1994 compared to $39.1 million (net of allowances of $8.6 million) at December 31, 1993. The decline was primarily due to sales of real estate investments. At March 31, 1994, $11.9 million of the real estate investments were acquired through mortgage loan foreclosure, compared to $14.6 million at year-end 1993.

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






                                                    Page 15 of 24
Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations (Continued)


Equity Securities

At March 31, 1994, $7.1 million, or 0.3% of the Company's invested assets, consisted of common stocks and common stock mutual funds, $5.6 million, or 0.2% of invested assets, consisted of fixed maturity and money-market mutual funds, and $1.5 million, or 0.1% of invested assets, consisted of nonredeemable preferred stocks. Nonredeemable preferred stocks, common stocks, and common stock mutual funds are carried on the Company's balance sheet at fair value. The Company does not anticipate any significant change in the size of its equity securities portfolio.

Liquidity and Capital Resources

Cash Flows

During the first quarter of 1994, the Company's operating activities generated cash of $11.4 million compared to $19.9 million in the first quarter of 1993. The decrease in cash provided by operations in 1994 resulted from a number of items, including a $4 million return of funds held for a terminated group life insurance contract.

Investing activities (purchases and sales of investments) used cash of $6.2 million in the first quarter of 1994 compared to $35.6 million in the first quarter of 1993, primarily for the purchase of fixed maturity investments in both periods. Sales of short-term securities partially funded these purchases.

Financing activities used cash of $8.3 million in the first quarter of 1994 and provided cash of $8.1 million in the first quarter of 1993. The increase in cash used for financing was due primarily to increased policyholder withdrawals, decreased policyholder account deposits, and increased dividends in 1994.

The fair value of the Company's investment portfolio, primarily fixed maturity investments, is affected by changing interest rates. When interest rates rise, the fair value of the Company's fixed maturity investments declines. In addition, the value of the Company's policy liabilities decreases. In periods of declining interest rates, the fair value of the Company's fixed maturity investments increases, accompanied by an increase in the value of its policy liabilities. The Company estimates that a one percentage point increase in market interest rates would result in a decrease in the fair value of its fixed maturity investments of approximately 6%, and a one percentage point decrease in market interest rates would result in an increase in the fair value of its fixed maturity investments of approximately 6%. In addition, rising interest rates could result in increased surrenders of life insurance policies and annuities causing the Company to sell fixed maturity investments below cost. In order to minimize the need to sell fixed maturity investments below cost, the Company seeks to maintain sufficient levels of cash and short-term investments.

The Company held cash and short-term investments of $63.6 million at March 31, 1994, compared to $85.7 million at December 31, 1993. The balance of cash and short-term investments plus cash inflow from premium revenues, investment income, and investment maturities is considered to be more than sufficient to meet the requirements of the Company and its subsidiaries.





                                                    Page 16 of 24
Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations (Continued)


Health Care Reform

There have been no material changes to the Company's assessment of health care reform in the 1993 annual report.

A.M. Best Ratings

The ability of an insurance company to compete successfully depends, in part, on its financial strength, operating performance and claims-paying ability as rated by A.M. Best and other rating agencies. The Company's insurance subsidiaries are each currently rated "A- (Excellent)" by A.M. Best, based on their 1992 statutory financial results and operating performance. A.M. Best's 15 categories of ratings for insurance companies currently range from "A++ (Superior)" to "F (In Liquidation)." According to A.M. Best, an "A" or "A-" rating is assigned to companies which, in A.M. Best's opinion, have achieved excellent overall performance when compared to the standards of the life insurance industry and generally have demonstrated a strong ability to meet their obligations to policyholders over a long period of time. In evaluating a company's statutory financial and operating performance, A.M. Best reviews the company's statutory profitability, leverage, and liquidity, as well as the company's spread of risk, quality, and appropriateness of its reinsurance program, quality and diversification of assets, the adequacy of its policy reserves and surplus, capital structure, and the experience and competency of its management. A.M. Best ratings are based upon factors of concern to policyholders, agents, and intermediaries and are not directed toward the protection of investors.

In May 1994, the Company was advised by A.M. Best that, after review of the 1993 statutory financial results and operating performance, both WNIC and UPI were reassigned ratings of "A- (Excellent)," no change from their previous ratings. Many of the Company's competitors have A.M. Best ratings of "A-" or lower, and the Company believes that its A.M. Best ratings are adequate to enable its insurance subsidiaries to compete successfully.























                                                    Page 17 of 24





PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS


WNC and certain affiliated companies have been named in various pending legal proceedings considered to be ordinary routine litigation incidental to the business of such companies. A number of other legal actions have been filed which demand compensatory and punitive damages aggregating material dollar amounts.
WNC believes that such suits are substantially without merit and that valid defenses to them exist. WNC's management and its chief legal officer are of the opinion that such litigation will not have a material effect on WNC's results of operations or consolidated financial position. The amount involved in any proceeding, or group of proceedings presenting in large degree the same issues, does not exceed the materiality standard for disclosure contained in Instruction 2 to Item 103 of Regulation S-K.



                                                       Page 18 of 24
PART II.  OTHER INFORMATION (CONTINUED)




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

   Exhibit 11 - Computation of Per Share Earnings.

b. Reports on Form 8-K

   No reports on Form 8-K have been filed during the quarter ended March 31, 1994 or through May 12, 1994.



                                                       Page 19 of 24


                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              WASHINGTON NATIONAL CORPORATION




May 13, 1994                   /s/ Craig R. Edwards
                              Craig R. Edwards
                              Vice President, Corporate Counsel and
                              Corporate Secretary





May 13, 1994                   /s/ Joan K. Cohen
                              Joan K. Cohen
                              Vice President, Controller and Treasurer
                              (Duly Authorized Chief Accounting Officer)



                                                       Page 20 of 24


                            EXHIBIT INDEX



                                                             PAGE

   Exhibit 10.5 - Washington National Corporation
                  Directors' RetirementIncome Plan,
                  as amended March 1994.                      22

   Exhibit 11 -   Computation of Per Share Earnings.          24



                                                       Page 21 of 24
                          EXHIBIT 10.5




                                   MARCH 11, 1994

WASHINGTON NATIONAL CORPORATION
DIRECTORS' RETIREMENT INCOME PLAN

I.   PURPOSE

     The Washington National Corporation ("WNC") Directors' Retirement Income Plan ( the " Plan " ), is created to give appropriate recognition to the past service of the directors of WNC, to assure the continued availability of their knowledge and experience as a resource to WNC, and to assist in attracting and retaining individuals of superior talent and achievement as WNC directors.

II.  EFFECTIVE DATE

     The effective date of this Plan is May 1, 1992. Past service as a non-employee director on the effective date is considered service for purposes of the Plan.

III. ELIGIBILITY

     Any director who has completed six or more years of non-employee service on the board and who retires from the board on or after May 1, 1992 is eligible to receive a benefit under the Plan. For purposes of the Plan, "retires" shall mean resigns from serving as a director, fails to stand for re-election as a director or fails to be elected as a director after being duly nominated; "non-employee director" is a member of the WNC Board of Directors who is not also an employee of WNC or any of its past or current, direct or indirect, subsidiaries.

IV.  BENEFITS

     Benefits shall be payable in the amount of 10% of the annual board retainer fee in effect immediately prior to retirement for each year of non-employee service on the board to a maximum of 100% of such retainer fee. Benefits shall commence on the first day of the calendar quarter immediately following the later to occur of attainment of age 65 or the date of retirement from the board. Benefits shall be paid in quarterly installments and shall continue for a period equal to the lesser of five years or the joint lives of the director and his or her spouse. In the event of the death of the director who is eligible to receive benefits under this Plan, the benefits that would have been otherwise payable to the director shall be payable to the director's surviving spouse. Such benefits to a surviving spouse will commence on the same date as would have been the case had the director survived and such benefits will terminate on the earlier of the death of the surviving spouse or the date that benefits to the director would have terminated had he or she survived. If, in the determination of the Compensation Committee, a director is unable to continue to serve on the Board for reasons of health, upon such determination, such director shall be fully vested under this Plan and entitled to benefits commensurate with his or her year's of service prior to such determination in accordance with this Section. Benefits shall commence on the first day of the calendar quarter immediately following such determination.


                                                    Page 22 of 24

V.   CALCULATION OF YEARS OF SERVICE

     For purposes of this Plan, a director will be credited with a year of service for each calendar year in which he or she has served as a non-employee director for a minimum of six full months.

VI.  PAYMENT OF BENEFITS

     The Plan shall be unfunded, and WNC shall not segregate any of its assets in connection with the Plan. Except as may be required by law, no benefit payable under the Plan shall be subject in any manner to anticipation, assignment, garnishment, or pledge; and any attempt to anticipate, assign, or pledge benefits shall be void.

VII. DUTIES OF DIRECTORS

      As a condition of his or her right to receive payment of any benefits under the Plan, each eligible director shall make himself/herself available at all reasonable times after retirement to consult with the chief executive officer or such other persons as the chief executive officer may reasonably request and to render advice to such persons. WNC shall reimburse the director for any direct expenses incurred in connection with such consultations and rendering such advice. No director shall be eligible for benefits under the Plan if the Compensation Committee shall determine that, at any time subsequent to his or her election as a director, he or she has engaged in any business or activity which is competitive with and therefore detrimental to WNC's business.

VIII.     ADMINISTRATION

     The administrator of this Plan shall be WNC's chief legal officer. The administrator shall have the authority to implement its provisions and to adopt rules and regulations for carrying out the Plan. The Compensation Committee shall be authorized to interpret and construe the Plan.

IX.  AMENDMENT AND TERMINATION

     This plan may be amended, modified, or terminated by WNC's board of directors at any time; provided however that no amendment, modification or termination shall decrease or eliminate benefits already accrued under the Plan.

X.   NOTICES

     All notices to WNC under this Plan shall be in writing and shall be given to WNC's chief legal officer, Washington National
Corporation, 300 Tower Parkway, Lincolnshire, Illinois 60069.

XI.  GOVERNING LAW

     This Plan shall be governed by the laws of Illinois and shall be construed for all purposes in accordance with Illinois law.




                                                    Page 23 of 24



WASHINGTON NATIONAL CORPORATION
EXHIBIT 11 - COMPUTATION OF PER SHARE EARNINGS

Primary and Fully Diluted
(000s Omitted Except Per Share Amounts)

                                                     Three Months Ended
                                                          March 31,
                                                       1994       1993
Primary
Average Shares:
  Average common shares outstanding                    12,128      9,931
  Assumed exercise of stock options                       100        129
    Total Average Shares                               12,228     10,060

Net Income Available to Shareholders:
  Income before cumulative effect of change
    in accounting principle and Preferred Stock
    dividend requirement                              $ 7,034    $ 4,746
  Preferred Stock dividend requirement                    (90)       (90)
  Income before cumulative effect of change
    in accounting principle                             6,944      4,656
  Cumulative effect of change in accounting
    for postemployment benefits                             -     (1,550)

    Net Income Available to
       Common Shareholders                            $ 6,944    $ 3,106

Primary Earnings Per Share:
  Income before cumulative effect                       $0.57      $0.46
  Cumulative effect of change in accounting
    for postemployment benefits                             -     ($0.15)

    Net Income Per Share                                $0.57      $0.31

Fully Diluted
Average Shares:
  Average common shares outstanding                    12,128      9,931
  Assumed conversion of preferred stock                   271        272
  Assumed exercise of stock options                       100        138
    Total Average Shares                               12,499     10,341

Net Income Available to Shareholders:
  Income before cumulative effect of change
     in accounting principle                          $ 7,034    $ 4,746
  Cumulative effect of change in accounting
    for postemployment benefits                             -     (1,550)

    Net Income Available to
       Common Shareholders                            $ 7,034    $ 3,196

Fully Diluted Earnings Per Share:
  Income before cumulative effect                       $0.56      $0.46
  Cumulative effect of change in accounting
    for postemployment benefits                             -     ($0.15)

    Net Income Per Share                                $0.56      $0.31
