Form 10-Q
period 1994-06-30
WASHINGTON NATIONAL CORP
filed 1994-08-12
CIK 104867

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-Q

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 1994.

                                or

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the transition period from                to       .



                   Commission file number 1-7369


                  WASHINGTON NATIONAL CORPORATION
      (Exact name of registrant as specified in its charter)

         DELAWARE                                  36-2663225
     (State or other                            (I.R.S. Employer
     jurisdiction of
      incorporation or                            Identification
      organization)                                   No.)

    300 Tower Parkway,
  Lincolnshire, Illinois                              60069
  (Address of principal                            (Zip Code)
    executive offices)

 Registrant's Telephone Number, Including Area Code: (708) 793-3000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes  X    No

Number of shares of Common Stock, $5 par value outstanding as of August 5, 1994 was 12,148,524.

                                                          Page 1 of 28



                              CONTENTS



Part I.  Financial Information                                 Page

 Item 1.  Financial Statements
  Consolidated Balance Sheet - June 30, 1994
     and December 31, 1993                                      3
  Consolidated Statement of Operations -
     Six and Three Months Ended June 30, 1994 and 1993          4
  Consolidated Condensed Statement of Cash Flows -
     Six Months Ended June 30, 1994 and 1993                    5
  Notes to Consolidated Financial Statements - June 30, 1994    6

 Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                 9

Part II.  Other Information
 Item 1.  Legal Proceedings                                    22
 Item 4.  Submission of Matters to a Vote
          of Security Holders                                  23
 Item 6.  Exhibits and Reports on Form 8-K                     24

Signatures                                                     25


                                                        Page 2 of 28

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

WASHINGTON NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEET
(000s Omitted)
                                                                      June 30,
                                                                        1994      December 31,
                                                                     (Unaudited)      1993
ASSETS

Investments
  Fixed maturities -
    Available for sale at fair value (amortized cost: $1,715,642)     $1,644,818    $        -
    Held to maturity at cost (fair value: $117,820; $134,448)            116,814       128,184
    Held for sale at cost (fair value: $1,708,677)                             -     1,632,609
  Equity securities (cost: $13,624; $15,903)                              13,399        15,860
  Mortgage loans on real estate                                          374,484       391,667
  Real estate                                                             35,656        39,086
  Policy loans                                                            52,714        52,285
  Other long-term                                                         17,687        21,032
  Short-term                                                              48,099        75,302
Total Investments                                                      2,303,671     2,356,025

Cash                                                                       7,132        10,441
Deferred insurance costs                                                 260,664       256,956
Reinsurance recoverables and prepaid premiums                             57,607        56,314
Accrued investment income                                                 32,456        32,386
Property and equipment                                                    24,433        26,198
Insurance premiums in course of collection                                15,792        25,159
Goodwill                                                                  21,363        21,772
Income taxes recoverable                                                       -         1,403
Separate account assets                                                   42,521        44,589
Other                                                                     37,731        23,176
Total Assets                                                          $2,803,370    $2,854,419

LIABILITIES AND SHAREHOLDERS' EQUITY

Policy Liabilities
  Future policy benefits - annuities                                  $1,296,863    $1,250,225
  Future policy benefits - life                                          767,059       800,447
  Policy and contract claims                                             212,190       206,963
  Unearned premiums                                                       38,231        34,649
  Other                                                                   37,995        39,187
Total Policy Liabilities                                               2,352,338     2,331,471

General expenses and other liabilities                                   112,348       121,916
Mortgage payable                                                           2,175         2,434
Income taxes (1994 current: $255)                                          6,400         5,064
Separate account liabilities                                              42,521        44,589
Total Liabilities                                                      2,515,782     2,505,474

Shareholders' Equity
  Convertible Preferred Stock                                                723           723
  Common Stock - $5.00 par value                                          77,638        77,505
  Additional paid-in capital                                              46,956        46,640
  Retained earnings                                                      293,658       284,938
  Unrealized losses on investments                                       (70,569)          (43)
  Unfunded pension loss                                                   (2,821)       (2,821)
  Cost of Common Treasury Stock                                          (57,997)      (57,997)
Total Shareholders' Equity                                               287,588       348,945
Total Liabilities and Shareholders' Equity                            $2,803,370    $2,854,419

See Notes to Consolidated Financial Statements

                                                                                     Page 3 of 28





WASHINGTON NATIONAL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(000s Omitted, Except Per Share Data)
                                                                Six Months Ended           Three Months Ended
                                                                    June 30,                   June 30,
                                                                1994       1993            1994       1993
Revenues
  Insurance premiums and policy charges                        $230,437   $218,394        $116,567   $112,435
  Net investment income                                          89,483     90,000          44,546     45,693
  Realized investment gains (losses)                                334       (705)           (132)       282
  Other                                                           2,212      3,447           1,069      1,546
Total Revenues                                                  322,466    311,136         162,050    159,956

Benefits and Expenses
  Insurance benefits paid or provided                           213,917    215,294         105,479    109,799
  Insurance and general expenses                                 68,898     62,403          35,755     32,017
  Amortization of deferred insurance costs                       17,306     16,140           8,669      8,072
Total Benefits and Expenses                                     300,121    293,837         149,903    149,888

Income Before Income Taxes and
  Change in Accounting Principle                                 22,345     17,299          12,147     10,068
Income Taxes                                                      6,890      5,759           3,726      3,274

Income Before Cumulative Effect of
  Change in Accounting Principle                                 15,455     11,540           8,421      6,794

Cumulative Effect of Change in Accounting
  for Postemployment Benefits - Net
  of Related Tax Effects                                              -     (1,550)              -          -

Net Income                                                     $ 15,455   $  9,990        $  8,421    $ 6,794

Primary Earnings Per Share
  Income before cumulative effect                                 $1.25      $1.13           $0.68      $0.66
  Cumulative effect of change in
    accounting principle                                              -      (0.16)              -          -

Net Income Per Share                                              $1.25      $0.97           $0.68      $0.66

Average Shares and Equivalents Outstanding                       12,222     10,066          12,222     10,083

Fully Diluted Earnings Per Share
  Income before cumulative effect                                 $1.24      $1.12           $0.67      $0.66
  Cumulative effect of change in
    accounting principle                                              -      (0.15)              -          -

Net Income Per Share                                              $1.24      $0.97           $0.67      $0.66

Average Shares and Equivalents Outstanding                       12,493     10,337          12,493     10,355

Dividends Paid Per Common Share                                   $0.54      $0.54           $0.27      $0.27

See Notes to Consolidated Financial Statements

                                                                       Page 4 of 28





WASHINGTON NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (Unaudited)
(000s Omitted)
                                                                       Six Months Ended
                                                                           June 30,
                                                                        1994        1993

Net Cash Provided by Operating Activities                               $27,138     $45,688

Investing Activities
  Proceeds from sales
    Fixed maturities - available for sale                                49,535           -
    Fixed maturities                                                          -     158,479
    Equities, mortgage loans, real estate, and other investments          8,564      12,048
  Proceeds from maturities and redemptions
    Fixed maturities - available for sale                               102,135           -
    Fixed maturities - held to maturity                                  12,091           -
    Fixed maturities                                                          -     153,639
    Equities, mortgage loans, real estate, and other investments         28,487      21,797
  Cost of purchases
    Fixed maturities - available for sale                              (227,305)          -
    Fixed maturities - held to maturity                                  (3,106)          -
    Fixed maturities                                                          -    (356,829)
    Equities, mortgage loans, real estate, and other investments        (13,388)    (14,715)
  Increase in policy loans                                                 (429)       (157)
  Purchases of property and equipment                                      (764)     (2,763)
  Net (increase) decrease in short-term investments                      27,203     (33,458)
    Net Cash Used by Investing Activities                               (16,977)    (61,959)

Financing Activities
  Policyholder account deposits                                          71,016      76,992
  Policyholder account withdrawals                                      (77,941)    (59,798)
  Proceeds from sale of common stock                                        449         739
  Repayment of mortgage and other notes payable                            (259)       (120)
  Cash dividends to shareholders                                         (6,735)     (5,553)
  Repayment of short-term notes payable                                       -         (80)
    Net Cash Provided (Used) by Financing Activities                    (13,470)     12,180

      Decrease in Cash                                                   (3,309)     (4,091)

Cash at Beginning of Period                                              10,441       9,471
    Cash at End of Period                                              $  7,132    $  5,380


See Notes to Consolidated Financial Statements

                                                                                 Page 5 of 28





Item 1.  Financial Statements (continued)

                   WASHINGTON NATIONAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)

                            June 30, 1994


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

   The adoption of this standard resulted in an increase in shareholders' equity of $41,644,000 at January 1, 1994 and a decrease of $70,344,000 at June 30, 1994 detailed in the table below.

      (000s)                                 1/1/94   6/30/94

      Fair value adjustment to available
        for sale fixed maturity securities   $75,081  $(70,344)
      Less:  Decrease in deferred policy
               acquisition costs              18,630         -
             Increase in deferred federal
               income taxes                   14,807         -

          Net unrealized gain (loss) on
            securities                       $41,644  $(70,344)

                   WASHINGTON NATIONAL CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (UNAUDITED)

                            June 30, 1994


   At June 30, 1994, the unrealized loss was primarily due to the increase in interest rates since adoption. Due to the change, the effect on deferred policy acquisition costs was reversed and deferred taxes have not been established on the unrealized loss as the Company has a capital loss carryforward and does not currently record a tax benefit for such carryforwards.

   The Company foresees that this standard will continue to result in added volatility to shareholders' equity as the standard does not permit a corresponding adjustment to the liabilities that these assets support.

D. Reinsurance

   At June 30, 1994, approximately 51 percent of WNC's total reinsurance was ceded to Combined Life Insurance Company of America, with approximately 19 percent was ceded to UNUM Life Insurance Company, and approximately 16 percent was ceded to American Founders Life Insurance Company. The reinsurance with Combined Life and American Founders is a result of divestitures of supplemental health insurance, life insurance and annuity business.

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

   The effect of reinsurance on premiums and policy charges was as follows (000s omitted):

                                             June 30,    June 30,
                                               1994        1993

        Direct premiums and policy charges   $233,699    $235,133
        Reinsurance assumed                    28,323      14,677
        Reinsurance ceded                     (31,585)    (31,416)
          Premiums and Policy Charges        $230,437    $218,394

   Reinsurance benefits ceded were $11,953,000 and $14,064,000 at June 30, 1994 and 1993, respectively.

                   WASHINGTON NATIONAL CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (UNAUDITED)

                            June 30, 1994


E. Standby Purchase Commitments and Financial Guarantees

   Standby purchase commitments and financial guarantees written are conditional commitments issued by WNIC and a subsidiary to guarantee the performance of an unrelated entity to a third party. These purchase commitments and guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and letters of credit. WNIC and its subsidiary do not hold collateral for these conditional commitments; however, in the event of nonperformance by the entity, WNIC and its subsidiary would be entitled to the underlying collateral, principally commercial real estate properties. In addition, WNIC and its subsidiary are entitled to a share in the appreciation of the collateral underlying the conditional commitments at the time of sale or refinancing. At June 30, 1994 and December 31, 1993, standby purchase commitments and guarantees were $24,303,000 and $24,323,000, respectively. Management is not aware of any material losses on these conditional commitments. The Company does not anticipate entering into any such agreements in the future.

   During August, 1994, the Company obtained a letter of credit in the amount of $2,500,000. WNC has four letters of credit available totaling $3,451,000 with varying terms and conditions. As of August 10, 1994, the entire amount was unused.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following updates and should be read in conjunction with the Management's Discussion and Analysis of
Financial Condition and Results of Operations section of the Company's 1993 Annual Report, copies of which may be obtained by contacting: Craig Simundza, Vice President, Financial Reporting, Washington National
Corporation, 300 Tower Parkway, Lincolnshire, Illinois 60069 (telephone (708) 793-3053).



                                Consolidated Results of Operations
                              Components of Income (Loss) by Segment
                                          (000s omitted)

                                                   Life
                                                 Insurance
                                                     &        Group   Individual  Corporate
                                                 Annuities  Products    Health     & Other     Total
                                                          Six Months Ended June 30, 1994
Revenues
  Insurance and other revenues                   $  36,740   $100,930   $ 94,918     $   61   $232,649
  Net investment income                             76,120      7,285      2,759      3,319     89,483
  Realized investment gains                              -          -          -        334        334
Total revenues                                     112,860    108,215     97,677      3,714    322,466
Benefits and Expenses
  Insurance benefits                                78,878     78,106     56,761        172    213,917
  Expenses                                           9,685     29,652     30,474       (913)    68,898
  Amortization of deferred insurance costs           7,860      1,368      8,078          -     17,306
Total benefits and expenses                         96,423    109,126     95,313       (741)   300,121
Income (loss) before income taxes                $  16,437   $   (911)  $  2,364     $4,455     22,345
Income taxes                                                                                     6,890
Net income                                                                                    $ 15,455


                                                            Six Months Ended June 30, 1993
Revenues
  Insurance and other revenues                    $ 34,695   $114,145   $ 71,952    $ 1,049   $221,841
  Net investment income                             79,348      8,036      2,669        (53)    90,000
  Realized investment losses                                                           (705)      (705)
    Total revenues                                 114,043    122,181     74,621        291    311,136
Benefits and Expenses
  Insurance benefits                                82,540     88,425     43,616        713    215,294
  Expenses                                          10,112     28,698     21,761      1,832     62,403
  Amortization of deferred insurance costs           7,037      1,166      7,937          -     16,140
    Total benefits and expenses                     99,689    118,289     73,314      2,545    293,837
Income (loss) before income taxes and
  change in accounting principle                  $ 14,354   $  3,892   $  1,307    $(2,254)    17,299
Income taxes                                                                                     5,759
Income before change in accounting
  principle                                                                                     11,540
Change in accounting for postemployment
  benefits (net of taxes)                                                                       (1,550)
Net income                                                                                    $  9,990


                                                               Page 9 of 28




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(Continued)


                              Consolidated Results of Operations
                            Components of Income (Loss) by Segment
                                        (000s omitted)



                                              Life
                                            Insurance
                                                &        Group   Individual  Corporate
                                            Annuities  Products    Health     & Other     Total
                                                       Three Months Ended June 30, 1994
Revenues
  Insurance and other revenues                $17,821    $53,060    $46,718     $   37   $117,636
  Net investment income                        37,936      3,671      1,364      1,575     44,546
  Realized investment losses                        -          -          -       (132)      (132)
Total revenues                                 55,757     56,731     48,082      1,480    162,050
Benefits and Expenses
  Insurance benefits paid or provided          38,038     40,558     26,775        108    105,479
  Insurance and general expenses                4,980     14,781     15,511        483     35,755
  Amortization of deferred insurance costs      4,027        606      4,036          -      8,669
Total benefits and expenses                    47,045     55,945     46,322        591    149,903
Income before income taxes                    $ 8,712    $   786    $ 1,760     $  889     12,147
Income taxes                                                                                3,726
Net income                                                                               $  8,421


                                                       Three Months Ended June 30, 1993
Revenues
  Insurance and other revenues                $16,884    $55,893    $40,942     $  262   $113,981
  Net investment income                        39,667      4,030      1,326        670     45,693
  Realized investment gains                         -          -          -        282        282
Total revenues                                 56,551     59,923     42,268      1,214    159,956
Benefits and Expenses
  Insurance benefits paid or provided          40,684     43,850     25,190         75    109,799
  Insurance and general expenses                4,902     14,510     11,784        821     32,017
  Amortization of deferred insurance costs      3,538        510      4,024          -      8,072
Total benefits and expenses                    49,124     58,870     40,998        896    149,888
Income before income taxes                    $ 7,427    $ 1,053    $ 1,270     $  318     10,068
Income taxes                                                                                3,274
Net Income                                                                               $  6,794

                                                                                      Page 10 of 28




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)



Analysis of Net Income
                                    Three Months Ended       Six Months Ended
                                         June 30,                 June 30,
(000s Omitted)                        1994       1993          1994       1993

Pretax operating income (loss) (1)
  Life insurance and annuities     $ 8,712     $7,427       $16,437    $13,863
  Group products                       786      1,053          (911)     3,892
  Individual health                  1,760      1,270         2,364      1,307
  Corporate and other                1,021         36         4,121     (1,549)

Total pretax operating income       12,279      9,786        22,011     17,513

Income taxes on operations           4,454      3,274         7,783      5,592

Net operating income                 7,825      6,512        14,228     11,921

Other components of net
  income (net of taxes)
    Realized investment gains
       (losses) (2)                    596        282         1,227       (705)
    Gains from benefit plan
       changes (3)                       -          -             -        324
    Cumulative effect of change in
       accounting principle (4)          -          -             -     (1,550)

Net income                         $ 8,421     $6,794       $15,455     $9,990

(1)   Pretax income (loss) before realized investment gains (losses), cumulative effect of accounting changes, and gains from benefit plan changes in 1993.
(2)   1994 second quarter includes tax benefit of $728; 1994 six months includes tax benefit of $893.
(3)   Curtailment gain of $491 less tax of $167.
(4)   Employers' Accounting for Postemployment Benefits.


Comparison of Six Months Ended June 30, 1994 to June 30, 1993

Insurance Premiums and Policy Charges. Insurance premiums and policy charges increased $12.0 million, or 5.5%, from $218.4 million in 1993 to $230.4 million in 1994. The improvement was primarily due to an increase in individual health insurance premiums of $23.1 million resulting from two individual health reinsurance transactions that added $27.9 million of premium revenue, offset in part by a decline in group products premiums. The group products premium decline was due primarily to the termination of a large group life insurance contract with approximately $6 million of premium revenue and expenses in the first six months of 1993 and to
an adjustment to unpaid premiums in 1994.    See "Segment
Information -- Individual Health" and "Segment Information -- Group Products," below.

Net Investment Income. Net investment income decreased $0.5 million, or 0.6%, to $89.5 million in 1994 from $90.0 million in 1993. The decrease was due primarily to a decline in the Company's portfolio yield (based on amortized cost) from 7.95% in the first six months of 1993 to 7.57% in the first six months of 1994. For the second quarter, net investment income decreased $1.1 million, or 2.5%, to $44.5 million in 1994 from $45.7 million in 1993 primarily due to a drop in the Company's portfolio yield from 8.02% to 7.52%. The carrying value of the Company's invested assets remained essentially unchanged from December 31, 1993. On January 1, 1994, the Company adopted SFAS 115. See Note C to the financial statements for further discussion.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Realized Investment Gains (Losses). Realized investment gains for the first six months of 1994 were $0.3 million compared to realized investment losses of $0.7 million in the first six months of 1993. In 1994, realized gains on equity securities of $1.1 million were partially offset by losses of $0.8 million on fixed maturity investments, mortgage loans on real estate, real estate investments, and other invested assets. In 1993, realized gains of $5.7 million on fixed maturity investments and other invested assets were more than offset by losses of $2.4 million on mortgage loans on real estate and equity securities and $4.0 million on real estate investments.

Insurance Benefits Paid or Provided. Insurance benefits paid or provided decreased $1.4 million, or 0.6%, from $215.3 million in the first six months of 1993 to $213.9 million in the first six months of 1994. The decrease was primarily due to a decline in group products benefits of $10.3 million due primarily to a smaller block of employee benefits conventional health business in force, the termination of the large group life insurance contract discussed above and a decline in life insurance and annuities benefits of $3.7 million resulting primarily from a decrease in interest credited on interest-sensitive products. Partially offsetting these declines was higher individual health insurance benefits of $13.1 million resulting primarily from the reinsurance transactions referred to above. For the second quarter, benefits paid or provided decreased $4.3 million, or 3.9%, from $109.8 million in 1993 to $105.5 million in 1994. The decline was primarily due to a decrease in group products benefits related to the termination of a large group life insurance contract.

Insurance and General Expenses. Insurance and general expenses increased $6.5 million, or 10.4%, from $62.4 million in the first six months of 1993 to $68.9 million in the first six months of 1994, primarily due to an increase in expenses related to two individual health reinsurance transactions. For the second quarter, insurance and general expenses increased $3.7 million, or 11.7%, from $32.0 million to $35.8 million also primarily due to the reinsurance transactions. See "Segment Information--Individual Health," below.

Income Before Income Taxes and Change in Accounting Principle. Income before income taxes and change in accounting principle increased $5.0 million, or 29.2%, to $22.3 million in the first six months of 1994 compared to $17.3 million in the first six months of 1993. The increase was due primarily to improved operations in the Company's life insurance and annuities, individual health, and corporate and other segments, offset in part by a loss in 1994 in the group products segment.

Income Taxes. Income taxes increased $1.1 million to $6.9 million in the first six months of 1994 compared to $5.8 million in the first six months of 1993, primarily due to improved income from operations. Included in income taxes for the first six months of 1994 is a tax credit of $0.9 million related to realized investment losses.

Change in Accounting Principle. In the first quarter of 1993, the Company recorded a one-time charge of $1.6 million after taxes for the adoption of a new accounting standard, Employers' Accounting for Postemployment Benefits. The adoption did not have a material impact on income before accounting changes.

Net Income. Net income for the first six months of 1994 was $15.5 million compared to $10.0 million in the first six months of 1993. The improvement in net income resulted from increased earnings from operations, realized investment gains in 1994 versus realized investment losses in 1993, and the charge in the first quarter of 1993 relating to the adoption of the new accounting standard described above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Segment Information

Life Insurance and Annuities. Revenues for the life insurance and annuities segment for the first six months of 1994 were $112.9 million, compared to $114.0 million in 1993. A decline in investment income of $3.2 million resulted primarily from a lower portfolio yield. An increase of $2.0 million in insurance revenues was primarily due to an increase in life insurance in force combined with an increase in policy charges at UPI, offset in part by a decline in insurance revenues at WNIC where no new policies are being sold.

Pretax income for the life insurance and annuities segment increased 18.6% to $16.4 million in the first six months of 1994 from $13.9 million in the first six months of 1993, primarily due to increased policy charges and improved interest rate spreads, as the interest credited on account balances was reduced more than the decrease in the yield on invested assets.

Generally, in an environment of rising interest rates, the Company may have difficulty maintaining the current spread between the rates credited to policyholders and its investment income, resulting in lower profit margins for this segment. While the Company has been able to maintain its current spread for the first six months of 1994 as market interest rates have risen, the Company cannot be certain it will be able to do so in the future. For the first six months of 1994, maintenance of higher than normal interest rate spreads than the Company's long-term spread expectations increased pretax income by approximately $2 million.

Group Products. Revenues for the group products segment were $108.2 million in the first six months of 1994 compared to $122.2 million in the first six months of 1993, a decrease of 11.4%. The decrease was primarily due to the termination of a large group life insurance contract in the third quarter of 1993, with approximately $6 million of premium revenue in the first six months of 1993, and an adjustment to unpaid premiums of approximately $2.5 million in 1994. The termination of the large group life insurance contract, which had approximately $3 billion of life insurance in force, did not materially affect net income as there was a corresponding decrease in benefits and expenses.

The pretax loss for the group products segment was $0.9 million in the first six months of 1994 compared to pretax income of $3.9 million in the first six months of 1993. The loss was primarily due to an adjustment to unpaid premiums and increased expenses.

Over the last several quarters, operating results for the group products segment have been favorably affected by a better than expected benefit ratio primarily due to the Company raising premium rates at a level higher than medical care inflation. The sales environment for these products has begun to be more competitive, with other carriers reducing their pricing assumptions about medical care inflation in order to obtain additional market share. As a result, the Company expects an increase in the level of policy lapses in the segment and an increase in the benefit ratio over the next 12-24 months. In the fourth quarter of 1993, the Company announced the combination of its employee benefits and individual health divisions. Among the expected outcomes of this combination is expense savings for the individual health and employee benefits products beginning in 1995.

Individual Health. Revenues for the individual health insurance segment increased 30.9% to $97.7 million in the first six months of 1994 compared to $74.6 million in the first six months of 1993. Revenues for this segment increased primarily as a result of two reinsurance transactions that added an additional $19.8 million of revenue in 1994. The improvement was also due in part to average rate increases of 6% in the first six months of 1994 on the direct portion of the business in force, offset in part by a decline of 3.3% in the number of policies in force in the direct portion of the business.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Pretax income for the individual health insurance segment was $2.4 million for the first six months of 1994 compared to $1.3 million in the first six months of 1993. The improvement was primarily due to income from reinsurance.

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

The combined effect of these reinsurance transactions was to increase revenues and benefits and expenses by $28.5 million and $26.8 million, respectively, in 1994, compared to $8.7 million and $8.6 million, respectively, in 1993.

In the short term, this segment is expected to be negatively impacted by adverse market conditions, with many competitors lowering rates or maintaining rates to attain greater market share. To date, the Company has priced its products to maintain desired profit margins and, as a result, has seen a decline in new business sold. To help offset the decline, the Company has expanded its distribution network, including utilizing the sales forces of Harvest Life and National Casualty Company.

Corporate and Other. The corporate and other segment includes realized investment gains and losses, the operations of non-insurance lines of business, and corporate expenses. For the first six months of 1994, income was $4.5 million compared to a loss of $2.3 million in the first six months of 1993. The improvement was due to investment income on the Company's surplus funds, the previously mentioned realized investment gains of $0.3 million in 1994 versus realized investment losses of $0.7 million in 1993, and expenses in 1993 related to the closing of the Company's former headquarters.

Comparison of Quarter Ended June 30, 1994 to June 30, 1993

The nature and reasons for any significant variations between the quarters ended June 30, 1994 and June 30, 1993 are the same as those discussed above for the respective six-month periods, except where otherwise noted.

Investment Portfolio

On January 1, 1994, the Company adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." As a result, most of the Company's fixed maturity investments were classified as "Available for Sale" and are now carried at fair value. The remaining fixed maturity investments were classified as "Held to Maturity" and will continue to be carried at amortized cost, less write-downs for other-than-temporary impairments. See Note C for further information.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


At June 30, 1994, the Company had invested assets with a carrying value of $2.3 billion. The following table sets forth certain information about the Company's investment portfolio as of that date (dollars in millions):
                                                      Percent
                                                      of Total
                                          Carrying    Carrying
                                            Value     Value

Fixed maturity investments:
   United States government obligations   $    55.8    2.4%
   Obligations of states and political
     subdivisions                              97.6    4.3
   Public utilities                            97.0    4.2
   Industrial and miscellaneous               822.3   35.7
   Mortgage-backed securities                 658.9   28.6
   Other                                       30.0    1.3
         Total fixed maturity investments   1,761.6   76.5

 Equity securities                             13.4    0.6

 Other investments:
   Mortgage loans on real estate              374.5   16.2
   Real estate                                 35.7    1.5
   Policy loans                                52.7    2.3
   Other long-term                             17.7    0.8
   Short-term                                  48.1    2.1

   Total invested assets                   $2,303.7  100.0%


Fixed Maturity Investments

The carrying value of fixed maturity investments at June 30, 1994 was $1.762 billion, or 76.5% of the Company's invested assets. The Company adopted SFAS 115 on January 1, 1994 and carries most of its fixed maturity investments at fair value. See Note C to the financial statements for further information. The amortized cost of the Company's fixed maturity portfolio increased $72 million to $1.833 billion at June 30, 1994 from $1.761 billion at December 31, 1993. Due to the increase in market interest rates in the first half of 1994, the carrying value of the Company's fixed maturity investments compared to amortized cost declined, resulting in an unrealized loss on fixed maturity investments of $69.8 million.

The composition of the Company's fixed maturity portfolio at June
30, 1994, based on quality ratings, was as follows (dollars in millions):

                                             Carrying Value
                                             as a Percent of
                                Carrying   Total Fixed  Invested
                                  Value    Maturities    Assets

AAA/Aaa                        $   763.9      43.4%       33.2%
AA/Aa                              159.8       9.1         6.9
A                                  442.9      25.1        19.2
BBB/Baa                            301.0      17.1        13.1
BB/Ba and lower                     94.0       5.3         4.1
     Total Fixed Maturities     $1,761.6     100.0%       76.5%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


The Company's policy for rating fixed maturity investments is to use the rating on such investments as determined by Standard & Poor's Company ("S&P") or Moody's Investor Service, Inc. ("Moody's"). If an investment has a split rating (i.e., different ratings from the two rating services) the Company categorizes the investment under the lower rating. For those investments that do not have a rating from either S&P or Moody's, the Company categorizes those investments on ratings assigned by the National Association of Insurance Commissioners (NAIC), whose ratings are as follows: NAIC Class 1 is considered equivalent to a AAA/Aaa, AA/Aa, or A rating; NAIC Class 2, BBB/Baa; and NAIC Classes 3-6, BB/Ba and below. Fixed maturity investments that are not rated by S&P or Moody's (unrated private placements), but instead rated with comparable NAIC ratings, comprise 1.4% of AAA-rated investments, 1.6% of AA-rated, 4.2% of A-rated, 20.5% of BBB-rated, and 38.6% of investments rated BB and lower at June 30, 1994.

At June 30, 1994, 28.6% of the Company's invested assets were in mortgage-backed fixed maturity investments, including collateralized mortgage obligations (CMOs) and mortgage-backed pass-through securities. Mortgage-backed securities generally are collateralized by mortgages backed by the Government National Mortgage Association
(GNMA), the Federal National Mortgage Association (FNMA), and the Federal Home Loan Mortgage Corporation (FHLMC), all of which are agencies of the U.S. Government. Only GNMA mortgages are backed by the full faith and credit of the U.S. Government. Agency mortgage-backed securities are considered to have a AAA credit rating.

In some instances, the Company invests in non-agency mortgage-backed securities. The Company primarily invests in highly-rated non-agency CMOs. At June 30, 1994, 82.7% of the Company's non-agency CMOs were rated AAA. The credit risk associated with non-agency mortgage-backed securities is generally greater than that of agency mortgage-backed securities.

The following details the carrying value of the Company's mortgage-backed securities portfolio at June 30, 1994 (dollars in millions):

                                                          Carrying Value
                                                          as a Percent of
                                                        Mortgage-     Total
                                             Carrying    Backed      Invested
                                               Value    Securities    Assets
 Agency collateralized mortgage obligations:
   Planned and target amortization classes     $263.5      40.0%       11.5%
   Sequential classes                            10.2       1.6         0.4
   Support classes                               12.0       1.8         0.5
   Accrual                                        2.3       0.3         0.1
 Total agency collateralized mortgage
   obligations                                  288.0      43.7        12.5

 Non-agency collateralized mortgage
   obligations:
   Planned amortization classes                  11.9       1.8         0.5
   Sequential classes                            12.0       1.8         0.5
   Support classes                                3.8       0.6         0.2
 Total non-agency collateralized mortgage
   obligations                                   27.7       4.2         1.2

 Total collateralized mortgage obligations      315.7      47.9        13.7

 Non-agency mortgage-backed pass-through
   securities                                     5.2       0.8         0.2
 Agency mortgage-backed pass-through
   securities                                   338.0      51.3        14.7
   Total mortgage-backed securities            $658.9     100.0%       28.6%

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

Planned amortization class (PAC) and target amortization class (TAC) tranches, which together comprised 12.0% of the Company's invested assets at June 30, 1994 are designed to amortize in a manner that shifts the primary risk of prepayment of the underlying collateral to investors in other tranches of the CMO. The PAC and TAC instruments tend to be less sensitive to prepayment risk.

Sequential classes, which comprised 0.9% of the Company's invested assets at June 30, 1994 may have prepayment characteristics similar to mortgage-backed pass-through securities. Support classes, which comprised 0.7% of the Company's invested assets at June 30, 1994, are the most sensitive to prepayment risk.

Mortgage Loans and Real Estate

In the first quarter of 1994, the Company decided that in order to provide better matching between the characteristics of its assets and liabilities it will no longer make new investments in mortgage loans, except for purchase money loans and expansion of the Company's properties. The Company will continue to service its remaining mortgage loans.

The Company had investments in mortgage loans of $374.5 million at June 30, 1994 compared to $391.7 million at December 31, 1993. Investments in mortgage loans declined primarily due to prepayments and amortization of the mortgage loan portfolio. Of the outstanding loans at June 30, 1994, loans with a carrying value of $5.6 million (net of allowances of $0.9 million) or 1.7% were delinquent 60 days or more as to interest or principal.

At June 30, 1994, the Company's insurance subsidiaries had a delinquent mortgage loan ratio (mortgage loans overdue 60 days or in foreclosure, before allowances, as compared to the total mortgage portfolio before allowances) of 1.6% compared to 1.1% at December 31, 1993. The industry average delinquent mortgage loan ratio for residential and commercial mortgages, as measured by the American Council of Life Insurance, was 5.1% at March 31, 1994, the latest available date.

The Company actively manages its non-current investments through restructuring of mortgages and sales and leasing of foreclosed real estate in order to achieve the highest current return as well as to preserve capital. Restructured loans, where modifications of the terms of the mortgage loan have generally occurred and which are considered current investments, had a carrying value of $18.3 million at June 30, 1994 compared to $16.9 million at December 31, 1993. At June 30, 1994, the Company's mortgage loan portfolio included $5.3 million of mortgage loans, before allowances, overdue at least three months and on which no interest income was being accrued. The Company does not expect the non-current investments to have a material adverse effect on its liquidity or ability to hold its other investments to maturity. This is primarily due to the relatively small amount of these non-current investments as compared to total invested assets and to the total amount of high quality, liquid investments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


The Company's mortgage loan portfolio at June 30, 1994 was diverse with respect to geographic distribution, property type, and principal repayment schedule dates, as outlined below (dollars in millions):

          Geographic Distribution                 Property Type


        California    $ 65.7  17.5%         Retail      $217.5   58.1%
        Indiana         52.5  14.0          Office        45.5   12.2
        Illinois        42.0  11.2          Industrial    35.4    9.5
        Florida         34.7   9.3          Medical       25.0    6.7
        Texas           32.7   8.7          Residential   22.9    6.1
        North Carolina  19.9   5.3          Other         28.2    7.4
        Wisconsin       14.2   3.8               Total  $374.5  100.0%
        Michigan        12.8   3.4
        All other      100.0  26.8
             Total    $374.5 100.0%


                                    Scheduled             Total
                                    Principal   Balloon  Principal
                                    Repayments  Payments  Payments

     Mortgage Loans by Year of Maturity:
      1994                           $  1.0     $ 16.9    $ 17.9
      1995                              2.1       14.7      16.8
      1996                              2.5       33.2      35.7
      1997                              2.9       18.6      21.5
      1998                              3.2        4.2       7.4
      1999 and thereafter             137.0      138.2     275.2

        Total                        $148.7     $225.8    $374.5


The Company's real estate investments totaled $35.7 million (net of allowances of $2.6 million) at June 30, 1994 compared to $39.1 million (net of allowances of $8.6 million) at December 31, 1993. The decline was primarily due to sales of foreclosed real estate investments. At June 30, 1994, $11.8 million of the real estate investments were acquired through mortgage loan foreclosure, compared to $14.6 million at December 31, 1993.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Equity Securities

At June 30, 1994, $6.3 million, or 0.3% of the Company's invested assets, consisted of common stocks and common stock mutual funds, $5.7 million, or 0.2% of invested assets, consisted of fixed maturity and money-market mutual funds, and $1.4 million, or 0.1% of invested assets, consisted of nonredeemable preferred stocks. Nonredeemable preferred stocks, common stocks, and mutual funds are carried on the Company's balance sheet at fair value. The Company does not anticipate any significant change in the size of its equity securities portfolio.

Liquidity and Capital Resources

Cash Flows

During the first six months of 1994, the Company's operating activities generated cash of $27.1 million compared to $45.7 million in the first six months of 1993. The decrease in cash provided by operations in 1994 resulted from a number of items, including a $4 million return of funds held for a terminated group life insurance contract and a $3 million increase in income taxes.

Investing activities (purchases and sales of investments) used cash of $17.0 million in the first six months of 1994 compared to $62.0 million in the first six months of 1993, primarily for the purchase of fixed maturity investments in both periods. The decrease in purchases was primarily due to the use of cash by financing activities combined with the increase in cash needed for operating activities discussed above. Sales of short-term securities partially funded these purchases.

Financing activities used cash of $13.5 million in the first six months of 1994 and provided cash of $12.1 million in the first six months of 1993. The increase in cash used for financing was due primarily to increased policyholder withdrawals, decreased policyholder account deposits, and increased dividends in 1994 due to the additional shares outstanding from the stock offering in the 1993 third quarter.

The fair value of the Company's investment portfolio, primarily fixed maturity investments, is affected by changing interest rates. When interest rates rise, the fair value of the Company's fixed maturity investments declines. In addition, the value of the Company's policy liabilities decreases. In periods of declining interest rates, the fair value of the Company's fixed maturity investments increases, accompanied by an increase in the value of its policy liabilities. The Company estimates that a one percentage point change in market interest rates would have an inverse effect on the fair value of its fixed maturity investments of approximately 6%.

In addition, rising interest rates could result in increased surrenders of life insurance policies and annuities (as current policy and contract holders seek higher returns elsewhere) causing the Company to sell fixed maturity investments below cost. In order to minimize the need to sell fixed maturity investments below cost, the Company seeks to maintain sufficient levels of cash and short-term investments.

The Company held cash and short-term investments of $55.2 million at June 30, 1994, compared to $85.7 million at December 31, 1993. The balance of cash and short-term investments plus cash inflow from premium revenues, investment income, and investment maturities is considered to be more than sufficient to meet the requirements of the Company and its subsidiaries.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Health Care Reform

Last fall, the Administration delivered to Congress a detailed proposal for health care reform. The proposal relies heavily on a federally guaranteed package of health care benefits and medical services, primarily through an employer-based program for working Americans. In addition to the Administration's plan, a number of members of Congress have proposed alternative health care reform plans. These plans rely, in some instances, more on market-driven reform than on government mandated reform and several aspects of the Administration's proposal, such as universal coverage and employer mandates, are being challenged by these alternative plans. Currently, four separate health reform bills have been passed by committees in the House of Representatives and Senate. The Company's present expectation is that at least one bill will reach the floor of each house of Congress and a compromise bill may be passed by both houses. The various proposals could have the following effects on insurers: (i) partially or fully replace products sold by insurers; (ii) limit the ability of insurers to charge higher rates to, or decline to cover, insureds who present greater risks; (iii) limit the ability of insurers to exclude coverage for pre-existing conditions; (iv) mandate the types of insurance benefits to be provided in certain instances; (v) impose insurance rate regulation or additional taxes on insurance premiums or benefits; (vi) increase competition by expanding employee choice of insurance plans and by requiring the employee to bear the full cost increment for higher priced plans; (vii) establish programs run by the government that would compete with or replace business written by the Company.

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

A.M. Best Ratings

The ability of an insurance company to compete successfully depends, in part, on its financial strength, operating performance and claims-paying ability as rated by A.M. Best and other rating agencies. The Company's insurance subsidiaries are each currently rated "A- (Excellent)" by A.M. Best, based on their 1993 statutory financial results and operating performance. Many of the Company's competitors have A.M. Best ratings of "A-" or lower, and the Company believes that its A.M. Best ratings are adequate to enable its insurance subsidiaries to compete successfully.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


A. M. Best uses a variety of qualitative and quantitative measures in determining a company's rating. One of A.M. Best's quantitative tests measures insurance companies' surplus adequacy. The test is structured similarly to the risk based capital test of the National Association of Insurance Commissioners (NAIC). These tests attempt to measure statutory capital and surplus needs based on the risks in a company's mix of products and investment portfolio. The risk based capital tests evaluate the adequacy of total adjusted statutory capital and surplus in relation to investment and insurance risks associated with asset quality, mortality and morbidity, asset and liability matching, and other business factors. A.M. Best's new test is designed to serve as a tool to assist in identifying weakly capitalized companies and is considerably more conservative than the NAIC's risk based capital test. The Company expects that both WNIC and UPI will continue to meet A.M. Best's new surplus adequacy standards for an "A-" rating at year-end 1994.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a. The Registrant's Annual Meeting of Stockholders was held on June
   16, 1994.

b. Not applicable.

c. Stockholders voted on five nominees for director, four Class A nominees, each of whom was elected for a three year term and one Class C nominee, Lee M. Mitchell, who was elected to serve the remaining two years in the Class C term. The results of the voting were as follows:

                            For      Withheld

   Frederick R. Blume    10,975,571   21,549
   Elaine R. Bond        10,975,841   21,279
   Stanley P. Hutchison  10,966,898   30,222
   Lee M. Mitchell       10,975,776   21,344
   Robert W. Patin       10,975,143   21,977

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

   Exhibit 10.1 - Form of Amendment to Employment Agreements**
                  between Registrant and each of the following Executive Officers of Registrant: R. W. Patin, T. Pontarelli, T.
                  C. Scott, and C. L. Fuhrmann (original Employment Agreement filed as an exhibit to the Form 10-K for the year ended December 31, 1992); and, W. G. Brown (original Employment Agreement filed as an exhibit to the Form 10-Q for the period ended June 30, 1993).

   Exhibit 11 - Computation of Per Share Earnings.

b. Reports on Form 8-K

   No reports on Form 8-K have been filed during the quarter ended June 30, 1994 or through August 10, 1994.



** Management contract or compensatory plans or arrangements.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              WASHINGTON NATIONAL CORPORATION




August 12, 1994               /s/ Joan K. Cohen
                              Joan K. Cohen
                              Vice President, Controller and Treasurer
                              (Duly Authorized Officer and Chief
                              Accounting Officer)

                            EXHIBIT INDEX



                                                               PAGE

   Exhibit 10.1 - Form of Amendment to Employment Agreement     27

   Exhibit 11 -  Computation of Per Share Earnings.             28

                          EXHIBIT 10.1

                AMENDMENT TO EMPLOYMENT AGREEMENT


      This Amendment to Employment Agreement (the "Amendment") is made as of the ___ day of ____, 1994, by and among Washington National Insurance Company, an Illinois insurance corporation (the "Company"), Washington National Corporation, a Delaware corporation ("WNC"), and _______________ (the "Employee"). The Company, WNC and the Employee agree that this Amendment amends that certain Employment Agreement, dated as of _________, by and among the Company, WNC and the Employee (the "Employment Agreement").

     WHEREAS, the Company, WNC and the Employee desire to provide for the payment to the Employee of amounts vesting under certain pay-at-risk plans on the terms and subject to the conditions set forth below:

     NOW, THEREFORE, in consideration of the foregoing and of the
respective  covenants  and  agreements  of  the  parties   herein
contained,  the  parties  hereto agree to  amend  the  Employment
Agreement as follows:

      1. Section 5. Termination of the Employment Agreement is amended by the addition of the following subsection 5(b)(vi).

      5(b)(vi) The Company shall pay to the Employee within ten days after the Date of Termination, in a lump sum payment, an amount equal to the total of all amounts which would otherwise be payable on a future date to the Employee under the terms of any long term pay-at-risk or incentive compensation plan but for the termination of the Employee's employment with the Company. The Employee's fixed annual salary on the Date of Termination shall be used to determine amounts payable under this subsection.

      2. All terms and conditions not modified by the terms of this Amendment shall remain in full force and effect.

     IN WITNESS WHEREOF, the parties have executed this Amendment effective as of the day and year first above written.

               WASHINGTON NATIONAL INSURANCE COMPANY

               By:__________________________________

               Its:__________________________________

               WASHINGTON NATIONAL CORPORATION

               By:__________________________________

               Its:__________________________________

               The Employee:

               _____________________________________

WASHINGTON NATIONAL CORPORATION
EXHIBIT 11 - COMPUTATION OF PER SHARE EARNINGS

Primary and Fully Diluted
(000s Omitted Except Per Share Amounts)

                                                      Six Months Ended         Three Months Ended
                                                          June 30,                 June 30,
                                                       1994       1993          1994       1993
Primary
Average Shares:
  Average common shares outstanding                    12,134      9,944        12,140      9,961
  Assumed exercise of stock options                        88        122            82        122
Total Average Shares                                   12,222     10,066        12,222     10,083

Net Income Available to Shareholders:
  Income before cumulative effect of change
    in accounting principle and Preferred Stock
    dividend requirement                              $15,455    $11,540       $ 8,421    $ 6,794
  Preferred Stock dividend requirement                   (181)      (181)          (90)       (90)
  Income before cumulative effect of change
    in accounting principle                            15,274     11,359         8,331      6,704
  Cumulative effect of change in accounting
    for postemployment benefits                             -     (1,550)            -          -

Net Income Available to
  Common Shareholders                                 $15,274    $ 9,809       $ 8,331    $ 6,704

Primary Earnings Per Share:
  Income before cumulative effect                       $1.25      $1.13         $0.68      $0.66
  Cumulative effect of change in accounting
    for postemployment benefits                             -      (0.16)            -          -

Net Income Per Share                                    $1.25      $0.97         $0.68      $0.66

Fully Diluted
Average Shares:
  Average common shares outstanding                    12,134      9,944        12,140      9,961
  Assumed conversion of preferred stock                   271        271           271        271
  Assumed exercise of stock options                        88        122            82        123
Total Average Shares                                   12,493     10,337        12,493     10,355

Net Income Available to Shareholders:
  Income before cumulative effect of change
     in accounting principle                          $15,455    $11,540       $ 8,421    $ 6,794
  Cumulative effect of change in accounting
    for postemployment benefits                             -     (1,550)            -          -

Net Income Available to
  Common Shareholders                                 $15,455    $ 9,990       $ 8,421    $ 6,794

Fully Diluted Earnings Per Share:
  Income before cumulative effect                       $1.24      $1.12         $0.67      $0.66
  Cumulative effect of change in accounting
    for postemployment benefits                             -      (0.15)            -          -

Net Income Per Share                                    $1.24      $0.97         $0.67      $0.66
