Form 10-Q
period 1994-09-30
WASHINGTON NATIONAL CORP
filed 1994-11-14
CIK 104867

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-Q

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended September 30, 1994.

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
     (State or other                            (I.R.S. Employer
     jurisdiction of                            Identification No.)
     incorporation or
     organization)

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

Number of shares of Common Stock, $5 par value outstanding as of November 4, 1994 was 12,156,077.






                                                          Page 1 of 26

                              CONTENTS



Part I.  Financial Information                                      Page

 Item 1.  Financial Statements
  Consolidated Balance Sheet - September 30, 1994
     and December 31, 1993                                           3
  Consolidated Statement of Operations - Nine and Three Months
     Ended September 30, 1994 and 1993                               4
  Consolidated Condensed Statement of Cash Flows -
     Nine Months Ended September 30, 1994 and 1993                   5
  Notes to Consolidated Financial Statements - September 30, 1994    6

 Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                      9

Part II.  Other Information
 Item 1.       Legal Proceedings                                    21
 Item 6.       Exhibits and Reports on Form 8-K                     22

Signatures                                                          23


                                                            Page 2 of 26

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

WASHINGTON NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEET
(000s Omitted)
                                                                    September 30,
                                                                        1994      December 31,
                                                                     (Unaudited)      1993
ASSETS

Investments
  Fixed maturities -
    Available for sale at fair value (amortized cost: $1,748,507)     $1,652,700    $        -
    Held to maturity at cost (fair value: $114,897; $134,448)            114,255       128,184
    Held for sale at cost (fair value: $1,708,677)                             -     1,632,609
  Equity securities (cost: $13,742; $15,903)                              13,584        15,860
  Mortgage loans on real estate                                          366,108       391,667
  Real estate                                                             32,102        39,086
  Policy loans                                                            53,491        52,285
  Other long-term                                                         17,182        21,032
  Short-term                                                              46,171        75,302
Total Investments                                                      2,295,593     2,356,025

Cash                                                                       2,787        10,441
Deferred insurance costs                                                 261,859       256,956
Reinsurance recoverables and prepaid premiums                             56,270        56,314
Accrued investment income                                                 32,448        32,386
Property and equipment                                                    23,797        26,198
Premiums in course of collection                                          18,230        25,159
Goodwill                                                                  19,973        21,772
Income taxes recoverable                                                       -         1,403
Separate account assets                                                   42,248        44,589
Other                                                                     40,119        23,176
Total Assets                                                          $2,793,324    $2,854,419

LIABILITIES AND SHAREHOLDERS' EQUITY

Policy Liabilities
  Future policy benefits - annuities                                  $1,289,429    $1,250,225
  Future policy benefits - life                                          778,935       800,447
  Policy and contract claims                                             212,091       206,963
  Unearned premiums                                                       33,683        34,649
  Other                                                                   38,479        39,187
Total Policy Liabilities                                               2,352,617     2,331,471

General expenses and other liabilities                                   120,977       121,916
Short-term note payable                                                      400             -
Mortgage payable                                                           2,175         2,434
Income taxes (1994 current benefit $1,002)                                 6,838         5,064
Separate account liabilities                                              42,248        44,589
Total Liabilities                                                      2,525,255     2,505,474

Shareholders' Equity
  Convertible Preferred Stock                                                723           723
  Common Stock - $5.00 par value                                          77,675        77,505
  Additional paid-in capital                                              47,039        46,640
  Retained earnings                                                      299,415       284,938
  Unrealized losses on investments                                       (95,965)          (43)
  Unfunded pension loss                                                   (2,821)       (2,821)
  Cost of Common Treasury Stock                                          (57,997)      (57,997)
Total Shareholders' Equity                                               268,069       348,945
Total Liabilities and Shareholders' Equity                            $2,793,324    $2,854,419

See Notes to Consolidated Financial Statements

                                                                                   Page 3 of 26




WASHINGTON NATIONAL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(000s Omitted, Except Per Share Data)
                                                               Nine Months Ended         Three Months Ended
                                                                 September 30,              September 30,
                                                                1994       1993            1994       1993
Revenues
  Premiums and policy charges                                  $349,047   $328,017        $118,610   $109,623
  Net investment income                                         135,941    137,642          46,458     47,642
  Realized investment gains (losses)                                293     (1,420)            (41)      (715)
  Other                                                           4,945      5,022           2,733      1,575
Total Revenues                                                  490,226    469,261         167,760    158,125

Benefits and Expenses
  Benefits paid or provided                                     325,445    317,275         111,528    101,981
  Insurance and general expenses                                103,614     97,321          34,716     34,918
  Amortization of deferred insurance costs                       27,072     28,320           9,766     12,180
Total Benefits and Expenses                                     456,131    442,916         156,010    149,079

Income Before Income Taxes and
  Change in Accounting Principle                                 34,095     26,345          11,750      9,046
Income Taxes                                                      9,513      9,362           2,623      3,603
Income Before Cumulative Effect of
  Change in Accounting Principle                                 24,582     16,983           9,127      5,443

Cumulative Effect of Change in Accounting
  for Postemployment Benefits - Net
  of Related Tax Effects                                              -     (1,550)              -          -

Net Income                                                      $24,582    $15,433          $9,127     $5,443

Primary Earnings Per Share
  Income before cumulative effect                                 $1.99      $1.62           $0.74      $0.50
  Cumulative effect of change in
    accounting principle                                              -      (0.15)              -          -

Net Income Per Share                                              $1.99      $1.47           $0.74      $0.50

Average Shares and Equivalents Outstanding                       12,225     10,317          12,227     10,701

Fully Diluted Earnings Per Share
  Income before cumulative effect                                 $1.97      $1.60           $0.73      $0.50
  Cumulative effect of change in
    accounting principle                                              -      (0.15)              -          -

Net Income Per Share                                              $1.97      $1.45           $0.73      $0.50

Average Shares and Equivalents Outstanding                       12,496     10,588          12,505     10,976

Dividends Paid Per Common Share                                   $0.81      $0.81           $0.27      $0.27

See Notes to Consolidated Financial Statements

                                                                                                Page 4 of 26





WASHINGTON NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (Unaudited)
(000s Omitted)
                                                                       Nine Months Ended
                                                                         September 30,
                                                                        1994        1993

Net Cash Provided by Operating Activities                               $51,287     $81,923

Investing Activities
  Proceeds from sales
    Fixed maturities - available for sale                               101,584           -
    Fixed maturities                                                          -     193,321
    Equities, mortgage loans, real estate, and other investments         12,131      34,446
  Proceeds from maturities and redemptions
    Fixed maturities - available for sale                               123,391           -
    Fixed maturities - held to maturity                                  14,573           -
    Fixed maturities                                                          -     226,875
    Equities, mortgage loans, real estate, and other investments         45,958      43,332
  Cost of purchases
    Fixed maturities - available for sale                              (335,664)          -
    Fixed maturities - held to maturity                                  (3,000)          -
    Fixed maturities                                                          -    (570,588)
    Equities, mortgage loans, real estate, and other investments        (19,717)    (24,274)
  Increase in policy loans                                               (1,206)       (635)
  Purchases of property and equipment                                    (1,540)     (7,451)
  Net (increase) decrease in short-term investments                      29,131      (4,870)
    Net Cash Used by Investing Activities                               (34,359)   (109,844)

Financing Activities
  Policyholder account deposits                                         106,565     109,898
  Policyholder account withdrawals                                     (121,752)    (90,709)
  Proceeds from sale of common stock                                        569      48,239
  Repayment of mortgage and other notes payable                            (259)     (9,410)
  Cash dividends to shareholders                                        (10,105)     (8,875)
  Change in short-term notes payable                                        400     (17,350)
    Net Cash Provided (Used) by Financing Activities                    (24,582)     31,793

      Increase (Decrease) in Cash                                        (7,654)      3,872

Cash at Beginning of Period                                              10,441       9,471
    Cash at End of Period                                                $2,787     $13,343


See Notes to Consolidated Financial Statements

                                                                               Page 5 of 26



Item 1.  Financial Statements (continued)

                   WASHINGTON NATIONAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)

                         September 30, 1994


A. Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim periods. In the opinion of management, all adjustments (consisting primarily of normal, recurring accruals) considered necessary for a fair presentation have been included. The 1993 financial statements have been restated for the adoption of Financial Accounting Standards Board
   (FASB) Statement 112, "Employers' Accounting for Postemployment Benefits," effective for the first quarter, 1993.

B. Reclassifications

   Certain amounts in the 1993 consolidated financial statements have been reclassified to conform to the 1994 presentation.

C. Adoption of New Accounting Standard

   Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards Number 115, "Accounting for Certain Investments in Debt and Equity Securities." This statement requires the Company to segregate its fixed maturity portfolio into three classifications on the balance sheet: investments held to maturity, trading securities, and investments available for sale. Investments held to maturity include only those fixed maturities that the Company has a positive intent and ability to hold to maturity. These securities are carried at amortized cost less write-downs for other-than-temporary impairments. Trading securities consist of those fixed maturity and equity securities held for short periods of time and are carried on the balance sheet at fair value, with any change in value reported as a component of income. The Company does not have a trading portfolio. Investments available for sale consist of those securities that do not meet the criteria of investments held to maturity or trading securities and are carried on the balance sheet at fair value, with any change in value recognized as an unrealized gain or loss in shareholders' equity. If a decrease in value of fixed maturity investments is other-than-temporary, the loss is recognized immediately as a realized loss. Prior to adoption, these securities were primarily classified as held for sale and carried at the lower of market or amortized cost less other-than-temporary impairments. In addition, shareholders' equity is reduced by the estimated amortization of deferred insurance costs that the realization of any unrealized gains would produce. The unrealized gain or loss and the deferred insurance costs are tax effected to the extent realizable. Restatement of prior period financial statements is not permitted.

   The adoption of this standard resulted in an increase in shareholders' equity of $41,644,000 at January 1, 1994 and a decrease of $95,807,000 at September 30, 1994 detailed in the table below.

      (000s omitted)                              1/1/94      9/30/94

      Fair value adjustment to available
      for sale fixed maturity securities          $75,081    $(95,807)
      Less: Decrease in deferred insurance costs   18,630           -
            Increase in deferred federal
             income taxes                          14,807           -

      Net unrealized gain (loss) on fixed
      maturities                                  $41,644    $(95,807)

                   WASHINGTON NATIONAL CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (UNAUDITED)

                         September 30, 1994


   At September 30, 1994, the unrealized loss was primarily due to the increase in interest rates since adoption. Due to the change, the effect on deferred policy acquisition costs was reversed and deferred taxes have not been established on the unrealized loss as the Company has a capital loss carryforward and does not currently record a tax benefit for such carryforwards.

   The Company foresees that this standard will continue to result in added volatility to shareholders' equity as the standard does not permit a corresponding adjustment to the liabilities that these assets support.

D. Reinsurance

   At September 30, 1994, approximately 51 percent of WNC's total reinsurance was ceded to Combined Life Insurance Company of America, with approximately 19 percent ceded to UNUM Life Insurance Company, and approximately 16 percent ceded to American Founders Life Insurance Company. The reinsurance with Combined Life and American Founders is a result of divestitures of supplemental health insurance, life insurance and annuity business.

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

   The effect of reinsurance on premiums and policy charges was as follows (000s omitted):

                                           September 30,    September 30,
                                               1994             1993

        Direct premiums and policy charges   $353,977          $352,962
        Reinsurance assumed                    42,284            22,620
        Reinsurance ceded                     (47,214)          (47,565)
          Premiums and Policy Charges        $349,047          $328,017

   Reinsurance benefits ceded were $19,021,000 and $15,657,000 at September 30, 1994 and 1993, respectively.

                   WASHINGTON NATIONAL CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (UNAUDITED)

                         September 30, 1994


E. Standby Purchase Commitments and Financial Guarantees

   Standby purchase commitments and financial guarantees written are conditional commitments issued by WNIC and a subsidiary to guarantee the performance of an unrelated entity to a third party. These purchase commitments and guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and letters of credit. WNIC and its subsidiary do not hold collateral for these conditional commitments; however, in the event of nonperformance by the entity, WNIC and its subsidiary would be entitled to the underlying collateral, principally commercial real estate properties. In addition, WNIC and its subsidiary are entitled to a share in the appreciation of the collateral underlying the conditional commitments at the time of sale or refinancing. At September 30, 1994 and December 31, 1993, standby purchase commitments and guarantees were $22,394,000 and $24,323,000, respectively. Management is not aware of any material losses on these conditional commitments. The Company does not anticipate entering into any such agreements in the future.

   During August, 1994, the Company obtained a letter of credit in the amount of $2,500,000. WNC has four letters of credit available totaling $3,344,000 with varying terms and conditions. As of November 14, 1994, the entire amount was unused.

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



Consolidated Results of Operations
Components of Income (Loss) by Segment
(000s omitted)

                                                   Life
                                                 Insurance
                                                     &        Group   Individual  Corporate
                                                 Annuities  Products    Health     & Other     Total
                                                         Nine Months Ended September 30, 1994
Revenues
  Insurance and other revenues                    $ 55,532   $154,597   $143,655    $   208   $353,992
  Net investment income                            114,935     10,902      4,177      5,927    135,941
  Realized investment gains                              -          -          -        293        293
Total revenues                                     170,467    165,499    147,832      6,428    490,226
Benefits and Expenses
  Insurance benefits                               118,876    120,360     85,940        269    325,445
  Expenses                                          14,291     43,852     45,450         21    103,614
  Amortization of deferred insurance costs          12,767      2,151     12,154          -     27,072
Total benefits and expenses                        145,934    166,363    143,544        290    456,131
Income (loss) before income taxes                 $ 24,533   $   (864)  $  4,288     $6,138     34,095
Income taxes                                                                                     9,513
Net income                                                                                    $ 24,582


                                                          Nine Months Ended September 30, 1993
Revenues
  Insurance and other revenues                   $  51,806   $165,979   $113,879    $ 1,375   $333,039
  Net investment income                            119,688     11,832      3,977      2,145    137,642
  Realized investment losses                             -          -          -     (1,420)    (1,420)
    Total revenues                                 171,494    177,811    117,856      2,100    469,261
Benefits and Expenses
  Insurance benefits                               119,708    128,032     68,644        891    317,275
  Expenses                                          16,207     43,509     34,036      3,569     97,321
  Amortization of deferred insurance costs          14,643      1,691     11,986          -     28,320
    Total benefits and expenses                    150,558    173,232    114,666      4,460    442,916
Income (loss) before income taxes and
  change in accounting principle                  $ 20,936   $  4,579   $  3,190    $(2,360)    26,345
Income taxes                                                                                     9,362
Income before change in accounting
  principle                                                                                     16,983
Change in accounting for postemployment
  benefits (net of taxes)                                                                       (1,550)
Net income                                                                                     $15,433


                                                                                          Page 9 of 26




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(Continued)


Consolidated Results of Operations
Components of Income (Loss) by Segment
(000s omitted)



                                              Life
                                            Insurance
                                                &        Group   Individual  Corporate
                                            Annuities  Products    Health     & Other     Total
                                                   Three Months Ended September 30, 1994
Revenues
  Insurance and other revenues                $18,792    $53,667    $48,737     $  147   $121,343
  Net investment income                        38,815      3,617      1,418      2,608     46,458
  Realized investment losses                        -          -          -        (41)       (41)
Total revenues                                 57,607     57,284     50,155      2,714    167,760
Benefits and Expenses
  Insurance benefits paid or provided          39,998     42,254     29,179         97    111,528
  Insurance and general expenses                4,606     14,200     14,976        934     34,716
  Amortization of deferred insurance costs      4,907        783      4,076          -      9,766
Total benefits and expenses                    49,511     57,237     48,231      1,031    156,010
Income before income taxes                    $ 8,096    $    47    $ 1,924     $1,683     11,750
Income taxes                                                                                2,623
Net income                                                                               $  9,127


                                                    Three Months Ended September 30, 1993
Revenues
  Insurance and other revenues                $17,111    $51,834    $41,927     $  326   $111,198
  Net investment income                        40,340      3,796      1,308      2,198     47,642
  Realized investment losses                        -          -          -       (715)      (715)
Total revenues                                 57,451     55,630     43,235      1,809    158,125
Benefits and Expenses
  Insurance benefits paid or provided          37,168     39,607     25,028        178    101,981
  Insurance and general expenses                6,095     14,811     12,275      1,737     34,918
  Amortization of deferred insurance costs      7,606        525      4,049          -     12,180
Total benefits and expenses                    50,869     54,943     41,352      1,915    149,079
Income (loss) before income taxes             $ 6,582    $   687    $ 1,883     $ (106)     9,046
Income taxes                                                                                3,603
Net income                                                                               $  5,443

                                                                                  Page 10 of 26




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)



Analysis of Net Income
                                    Three Months Ended       Nine Months Ended
                                       September 30,            September 30,
(000s Omitted)                        1994       1993          1994       1993

Pretax operating income  (1)
  Life insurance and annuities      $8,096     $6,582       $24,533    $20,445
  Group products                        47        687          (864)     4,579
  Individual health                  1,924      1,883         4,288      3,190
  Corporate and other                1,724        609         5,845       (940)

Total pretax operating income       11,791      9,761        33,802     27,274

Income taxes on operations           3,925      3,598        11,708      9,190

Net operating income                 7,866      6,163        22,094     18,084

Other components of net
  income (net of taxes)
    Realized investment gains
       (losses) (2)                  1,261       (715)        2,488     (1,420)
    Gain from benefit plan
       changes (3)                       -         (5)            -        319
    Cumulative effect of change in
       accounting principle (4)          -          -             -     (1,550)

Net income                          $9,127     $5,443       $24,582    $15,433

(1)   Pretax income before realized investment gains (losses), cumulative effect of accounting change, and gain from benefit plan changes in 1993.
(2)   1994 includes a tax benefit of $1,302 and $2,195 for the three and nine months periods, respectively.
(3)   Curtailment gain of $491 less tax of $172.
(4)   Employers' Accounting for Postemployment Benefits.



Comparison of Nine Months Ended September 30, 1994 to September 30, 1993

Insurance Premiums and Policy Charges. Insurance premiums and policy charges increased $21.0 million, or 6.4%, from $328.0 million in 1993 to $349.0 million in 1994. The improvement was primarily due to an increase in individual health reinsurance premiums of $25.3 million, offset in part by a decline in group products premiums.
The group products premium decline was due primarily to policy lapses, including the termination of a large group life insurance contract with approximately $6 million of premium revenue and
expenses in the first nine months of 1993 .    See "Segment
Information -- Individual Health" and "Segment Information -- Group Products," below.

Net Investment Income. Net investment income decreased $1.7 million, or 1.2%, to $135.9 million in 1994 from $137.6 million in 1993. The decrease was due primarily to a decline in the Company's portfolio yield (based on amortized cost) from 8.0% in the first nine months of 1993 to 7.6% in the first nine months of 1994. For the third quarter, net investment income decreased $1.2 million, or 2.5%, to $46.5 million in 1994 from $47.6 million in 1993 primarily due to a drop in the Company's portfolio yield from 8.2% to 7.8%. The carrying value of the Company's invested assets remained essentially unchanged from December 31, 1993. See "Investment Portfolio," below. On January 1, 1994, the Company adopted SFAS
115. See Note C to the financial statements for further discussion of the adoption and its effect.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Realized Investment Gains (Losses). Realized investment gains for the first nine months of 1994 were $0.3 million compared to realized investment losses of $1.4 million in the first nine months of 1993. In 1994, realized gains on equity securities and other invested assets of $2.1 million were partially offset by losses of $1.8 million on fixed maturity investments, mortgage loans on real estate, and real estate investments. In 1993, realized gains of $5.4 million on fixed maturity investments were more than offset by losses of $6.8 million on mortgage loans on real estate, real estate investments, and equity securities.

Insurance Benefits Paid or Provided. Insurance benefits paid or provided increased $8.2 million, or 2.6%, from $317.3 million in the first nine months of 1993 to $325.4 million in the first nine months of 1994. The increase was primarily due to higher individual health insurance benefits of $17.3 million resulting primarily from the reinsurance transactions referred to above, offset by a decline in group products benefits of $7.7 million (due primarily to a smaller block of employee benefits conventional health business in force and the termination of the large group life insurance contract discussed above). For the third quarter, benefits paid or provided increased $9.5 million, or 9.4%, from $102.0 million in 1993 to $111.5 million in 1994. The increase was primarily due to the reinsurance transactions referred to above, an increase in education disability benefits in the group products segment, and an increase in life insurance and annuity benefits.

Insurance and General Expenses. Insurance and general expenses increased $6.3 million, or 6.5%, from $97.3 million in the first nine months of 1993 to $103.6 million in the first nine months of 1994, primarily due to an increase in expenses related to two individual health reinsurance transactions.

Amortization of Deferred Insurance Costs. Amortization of deferred insurance costs decreased $1.2 million, or 4.4%, from $28.3 million in the first nine months of 1993 to $27.1 million in 1994. For the third quarter, amortization of deferred insurance costs decreased $2.4 million, or 19.8%, to $9.8 million from $12.2 million in 1993. The decline in 1994 for both the three and nine month periods was due to the annual review of amortization assumptions for the life insurance and annuities segment in 1993 which caused an increase of $2.8 million in the third quarter of 1993.

Income Before Income Taxes and Change in Accounting Principle. Income before income taxes and change in accounting principle increased $7.8 million, or 29.4%, to $34.1 million in the first nine months of 1994 compared to $26.3 million in the first nine months of 1993. The increase was due to improved operations in the Company's life insurance and annuities, individual health, and corporate and other segments, offset in part by a loss in the group products segment. For the third quarter, income before income taxes and change in accounting principle increased $2.8 million, or 29.9%, to $11.8 million from $9.0 million in the 1993 third quarter. The increase was due to improved operations in the life insurance and annuities and corporate and other segments, offset in part by a decline in the group segment's operating income.

Income Taxes. Income taxes increased $0.1 million to $9.5 million in the first nine months of 1994 compared to $9.4 million in the first nine months of 1993, primarily due to improved income from operations, partially offset by a tax benefit of $2.2 million related to investment losses realized in 1994 and earlier years. For the third quarter, income taxes were $2.6 million in 1994 compared to $3.6 million in 1993, a decrease of $1.0 million, or 27.2%. The decrease was primarily due to a tax benefit of $1.3 million on investment losses realized in 1994 and earlier years.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Net Income. Net income for the first nine months of 1994 was $24.6 million compared to $15.4 million in the first nine months of 1993. The improvement in net income resulted from increased earnings from operations, realized investment gains in 1994 versus realized investment losses in 1993, and the charge in the first quarter of 1993 relating to the adoption of the new accounting standard described above.

Segment Information

Life Insurance and Annuities. Revenues for the life insurance and annuities segment for the first nine months of 1994 were $170.5 million, compared to $171.5 million in 1993. The decline was attributable to reduced investment income of $4.8 million (resulting primarily from a lower portfolio yield), mostly offset by an improvement of $3.7 million in insurance premiums and policy charges, primarily due to an increase in life insurance in force combined with higher policy charges at UPI. UPI's increase in insurance premiums and policy charges was offset in part by a decline at WNIC where no new policies are being sold.

Pretax income for the life insurance and annuities segment increased 17.2% to $24.5 million in the first nine months of 1994 from $20.4 million in the first nine months of 1993, primarily due to higher policy charges and improved interest rate spreads, as the interest credited on account balances was reduced more than the decrease in the yield on invested assets. In addition, the third quarter of 1993 included a charge of $1.6 million for restructuring of operations in this segment.

Generally, in an environment of rising interest rates, the Company may have difficulty maintaining the current spread between the rates credited to policyholders and its investment income, resulting in lower profit margins for this segment. While the Company has been able to maintain its current spread for the first nine months of 1994 as market interest rates have risen, the Company cannot be certain it will be able to do so in the future. For the first nine months of 1994, maintenance of higher interest rate spreads than the Company's long-term spread expectations contributed to pretax income by approximately $3 million.

Group Products. Revenues for the group products segment were $165.5 million in the first nine months of 1994 compared to $177.8 million in the first nine months of 1993, a decrease of 6.9%. The largest items contributing to the decrease were policy lapses, including the termination of a large group life insurance contract in the third quarter of 1993, with approximately $6 million of premium revenue in the first nine months of 1993, and an adjustment to unpaid premiums of approximately $2.5 million in 1994. The termination of the large group life insurance contract, which had approximately $3 billion of life insurance in force, did not materially affect net income as there was a corresponding decrease in benefits and expenses.

The group products segment reported a loss of $0.9 million in the first nine months of 1994 compared to income of $4.6 million in the first nine months of 1993. The loss was primarily due to an adjustment to unpaid premiums and increased expenses.

Over the last several quarters, operating results for the group products segment have been favorably affected by a better than expected benefit ratio primarily due to the Company raising premium rates at a level higher than medical care inflation. The sales environment for these products has begun to be more competitive as other insurance companies have reduced pricing assumptions about medical care inflation in order to obtain additional market share. As a result, the Company expects an increase in the level of policy lapses in the segment and an increase in the benefit ratio over the next 12-24 months. In the fourth quarter of 1993, the Company announced the combination of its employee benefits and individual health divisions. Among the expected outcomes of this combination is some expense efficiencies for the combined division in 1995 and later periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Individual Health. Revenues for the individual health insurance segment increased 25.4% to $147.8 million in the first nine months of 1994, compared to $117.9 million in the first nine months of 1993. Revenues for this segment increased primarily as a result of two reinsurance transactions with $44.3 million of revenue in 1994 compared to $16.6 million in 1993. The improvement was also due in part to average rate increases of approximately 5% in the first nine months of 1994 on the direct portion of the business in force, offset in part by a decline of 4.8% in the total number of policies in force in the direct portion of the business.

Pretax income for the individual health insurance segment was $4.3 million for the first nine months of 1994 compared to $3.2 million in the first nine months of 1993. The improvement was primarily due to income from the reinsurance transactions.

Effective in the 1993 second quarter, the Company entered into a reinsurance agreement with The Harvest Life Insurance Company (Harvest Life) that provides that the Company will reinsure 100% of a block of major medical business issued by Harvest Life. In 1994, the Company entered into a reinsurance agreement with National Casualty Company (National Casualty), whereby the Company will reinsure 50% and administer 100% of a block of individual major medical health insurance. Due to the start-up expenses associated with administering this block of business, the Company expects to break-even on this transaction in 1994.

The combined effect of these reinsurance transactions was to increase revenues and benefits and expenses by $44.3 million and $41.8 million, respectively, in 1994, compared to $16.6 million and $16.1 million, respectively, in 1993.

In the short term, this segment is expected to be negatively impacted by adverse market conditions, with many competitors lowering rates or maintaining rates to attain greater market share. To date, the Company has priced its products to maintain desired profit margins and, as a result, has seen a decline in new business sold. To help offset the decline, the Company has expanded its distribution network, including utilizing the sales force of Harvest Life, which has generated approximately 10% of 1994 new sales. National Casualty agents will begin marketing the Company's individual health products in 1995.

Corporate and Other. The corporate and other segment includes realized investment gains and losses, the operations of non-insurance lines of business, and corporate expenses. For the first nine months of 1994, income was $6.1 million compared to a loss of $2.4 million in the first nine months of 1993. The improvement was due to investment income on the Company's surplus funds, the previously mentioned realized investment gains of $0.3 million in 1994 versus realized investment losses of $1.4 million in 1993, and expenses in 1993 related to the closing of the Company's former headquarters.

Comparison of Quarter Ended September 30, 1994 to September 30, 1993

The nature and reasons for any significant variations between the quarters ended September 30, 1994 and September 30, 1993 are the same as those discussed above for the respective nine-month periods, except where otherwise noted.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


At September 30, 1994, the Company had invested assets with a carrying value of $2.3 billion. The following table sets forth certain information about the Company's investment portfolio as of that date (dollars in millions):
                                                         Percent
                                                         of Total
                                              Carrying   Carrying
                                                Value     Value

Fixed maturity investments:
   United States government obligations       $    65.8    2.9%
   Obligations of states and political
     subdivisions                                  92.0    4.0
   Public utilities                               123.7    5.4
   Industrial and miscellaneous                   825.2   35.9
   Mortgage-backed securities                     639.5   27.9
   Other                                           20.8    0.9
         Total fixed maturity investments       1,767.0   77.0

 Equity securities                                 13.6    0.6

 Other investments:
   Mortgage loans on real estate                  366.1   15.9
   Real estate                                     32.1    1.4
   Policy loans                                    53.5    2.3
   Other long-term                                 17.1    0.8
   Short-term                                      46.2    2.0

   Total invested assets                       $2,295.6  100.0%


Fixed Maturity Investments

The carrying value of fixed maturity investments at September 30, 1994 was $1.767 billion, or 77.0% of the Company's invested assets. The amortized cost of the Company's fixed maturity portfolio increased $102.0 million to $1.863 billion at September 30, 1994 from $1.761 billion at December 31, 1993. Due to the increase in market interest rates in the first nine months of 1994, the carrying value of the Company's fixed maturity investments compared to amortized cost declined, resulting in an unrealized loss on fixed maturity investments of $95.8 million.

The composition of the Company's fixed maturity portfolio at September 30, 1994, based on quality ratings, was as follows
(dollars in millions):

                                              Carrying Value
                                              as a Percent of
                                Carrying   Total Fixed  Invested
                                  Value    Maturities    Assets

AAA/Aaa                        $   747.4       42.3%      32.6%
AA/Aa                              125.8        7.1        5.5
A                                  487.7       27.6       21.2
BBB/Baa                            310.3       17.6       13.5
BB/Ba and lower                     95.8        5.4        4.2
     Total Fixed Maturities     $1,767.0      100.0%      77.0%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


The Company's policy for rating fixed maturity investments is to use the rating on such investments as determined by Standard & Poor's Company ("S&P") or Moody's Investor Service, Inc. ("Moody's") for publicly-traded investments. For privately-traded securities, the ratings of Duff & Phelps Credit Rating Company ("Duff & Phelps") and Fitch Investors Service, Inc. ("Fitch") are also recognized in defining rated securities. If an investment has a split rating (i.e., different ratings from the rating services) the Company categorizes the investment under the lower rating. For those investments that do not have a rating from S&P, Moody's, Duff & Phelps, or Fitch, the Company categorizes those investments on ratings assigned by the National Association of Insurance Commissioners (NAIC), whose ratings are as follows: NAIC Class 1 is considered equivalent to a AAA/Aaa, AA/Aa, or A rating; NAIC Class 2, BBB/Baa; and NAIC Classes 3-6, BB/Ba and below. Fixed maturity investments that are not rated by S&P, Moody's, Duff & Phelps, or Fitch but instead rated with comparable NAIC ratings, comprise 1.1% of AAA-rated investments, 2.0% of AA-rated, 2.4% of A-rated, 20.7% of BBB-rated, and 40.2% of investments rated BB and lower at September 30, 1994.

At September 30, 1994, 27.9% of the Company's invested assets were in mortgage-backed fixed maturity investments, including collateralized mortgage obligations (CMOs) and mortgage-backed pass-through securities. Mortgage-backed securities generally are collateralized by mortgages backed by the Government National Mortgage Association
(GNMA), the Federal National Mortgage Association (FNMA), and the Federal Home Loan Mortgage Corporation (FHLMC), all of which are agencies of the U.S. Government. Only GNMA mortgages are backed by the full faith and credit of the U.S. Government. Agency mortgage-backed securities are considered to have a AAA credit rating.

In some instances, the Company invests in non-agency mortgage-backed securities. The Company primarily invests in highly-rated non-agency CMOs. At September 30, 1994, 84.6% of the Company's non-agency CMOs were rated AAA. The credit risk associated with non-agency mortgage-backed securities is generally greater than that of agency mortgage-backed securities.

The following details the carrying value of the Company's mortgage-backed securities portfolio at September 30, 1994 (dollars in millions):

                                                      Carrying Value
                                                      as a Percent of
                                                     Mortgage-    Total
                                          Carrying    Backed     Invested
 Mortgage Obligations                       Value    Securities   Assets
 Agency collateralized:
   Planned and target amortization classes   $258.0     40.3%      11.2%
   Sequential classes                           9.5      1.5        0.4
   Support classes                              5.2      0.8        0.2
   Accrual classes                              8.3      1.3        0.4
 Total agency collateralized                  281.0     43.9       12.2

 Non-agency collateralized :
   Planned amortization classes                11.8      1.9        0.5
   Sequential classes                          11.3      1.8        0.5
   Accrual classes                              2.6      0.4        0.2
 Total non-agency collateralized               25.7      4.1        1.2

 Total collateralized                         306.7     48.0       13.4

 Non-agency pass-through
   securities                                   4.6      0.7        0.2
 Agency pass-through
   securities                                 328.2     51.3       14.3
     Total mortgage-backed securities        $639.5    100.0%      27.9%

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

Planned amortization class (PAC) and target amortization class (TAC) tranches, which together comprised 11.7% of the Company's invested assets at September 30, 1994 are designed to amortize in a manner that shifts the primary risk of prepayment of the underlying collateral to investors in other tranches of the CMO. The PAC and TAC instruments tend to be less sensitive to prepayment risk.

Sequential classes, which comprised 0.9% of the Company's invested assets at September 30, 1994 may have prepayment characteristics similar to mortgage-backed pass-through securities. Accrual classes, which comprised 0.6% of the Company's invested assets at September 30, 1994, have prepayment characteristics similar to sequential classes when receiving principal payments. Support classes, which comprised 0.2% of the Company's invested assets at September 30, 1994, are the most sensitive to prepayment risk.

Mortgage Loans and Real Estate

In the first quarter of 1994, the Company decided that in order to provide better matching between the characteristics of its assets and liabilities it will no longer make new investments in mortgage loans, except for purchase money loans and expansion of the Company's properties. The Company will retain its existing mortgage loans.

The Company had investments in mortgage loans of $366.1 million at September 30, 1994 compared to $391.7 million at December 31, 1993. Investments in mortgage loans declined primarily due to prepayments and amortization of the mortgage loan portfolio. Of the outstanding loans at September 30, 1994, loans with a carrying value of $5.2 million (net of allowances of $0.7 million) or 1.6% were delinquent 60 days or more as to interest or principal.

At September 30, 1994, the Company's insurance subsidiaries had a delinquent mortgage loan ratio (mortgage loans overdue 60 days or in foreclosure, before allowances, as compared to the total mortgage portfolio before allowances) of 1.5% compared to 1.1% at December 31, 1993. The industry average delinquent mortgage loan ratio for residential and commercial mortgages, as measured by the American Council of Life Insurance, was 5.0% at June 30, 1994, the latest available date.

The Company actively manages its non-current investments through restructuring of mortgages and sales and leasing of foreclosed real estate in order to achieve the highest current return as well as to preserve capital. Restructured loans, where modifications of the terms of the mortgage loan have generally occurred and which are considered current investments, had a carrying value of $17.4 million at September 30, 1994 compared to $16.9 million at December 31, 1993. At September 30, 1994, the Company's mortgage loan portfolio included $4.5 million of mortgage loans, before allowances, overdue at least three months and on which no interest income was being accrued. The Company does not expect the non-current investments to have a material adverse effect on its liquidity or ability to hold its other investments to maturity. This is primarily due to the relatively small amount of these non-current investments as compared to total invested assets and to the total amount of high quality, liquid investments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


The Company's mortgage loan portfolio at September 30, 1994 was diverse with respect to geographic distribution, property type, and principal repayment schedule dates, as outlined below (dollars in millions):

          Geographic Distribution                 Property Type


        California    $ 62.9   17.2%         Retail     $216.3   59.1%
        Indiana         49.9   13.6          Office       44.5   12.1
        Illinois        42.2   11.5          Industrial   33.0    9.0
        Florida         34.2    9.3          Medical      24.2    6.6
        Texas           32.3    8.8          Residential  20.5    5.6
        North Carolina  19.8    5.4          Other        27.6    7.6
        Wisconsin       13.3    3.6               Total $366.1  100.0%
        Georgia         12.5    3.4
        All other       99.0   27.2
             Total    $366.1  100.0%


                               Scheduled               Total
                               Principal    Balloon  Principal
                               Repayments   Payments  Payments

     Mortgage Loans by Year of Maturity:
      1994                     $     0.5    $  12.7   $  13.2
      1995                           2.1       14.7      16.8
      1996                           2.6       33.2      35.8
      1997                           2.9       18.6      21.5
      1998                           3.2        4.2       7.4
      1999 and thereafter          133.6      137.8     271.4

        Total                     $144.9     $221.2    $366.1


The Company's real estate investments totaled $32.1 million (net of allowances of $2.5 million) at September 30, 1994 compared to $39.1 million (net of allowances of $8.6 million) at December 31, 1993. At September 30, 1994, $8.3 million of the real estate investments were acquired through mortgage loan foreclosure, compared to $14.6 million at December 31, 1993. The decline was primarily due to sales of foreclosed real estate investments.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Equity Securities

At September 30, 1994, $6.3 million, or 0.3% of the Company's invested assets, consisted of common stocks and common stock mutual funds, $5.8 million, or 0.3% of invested assets, consisted of fixed maturity and money-market mutual funds, and $1.5 million, or 0.1% of invested assets, consisted of nonredeemable preferred stocks. Nonredeemable preferred stocks, common stocks, and mutual funds are carried on the Company's balance sheet at fair value. The Company does not anticipate any significant change in the size of its equity securities portfolio.

Liquidity and Capital Resources

Cash Flows

During the first nine months of 1994, the Company's operating activities generated cash of $51.3 million compared to $81.9 million in the first nine months of 1993. The decrease in cash provided by operations in 1994 resulted primarily from increased benefits, a return of funds held for a terminated group life insurance contract and an increase in income taxes.

Investing activities (purchases and sales of investments) used cash of $34.4 million in the first nine months of 1994 compared to $109.8 million in the first nine months of 1993, primarily for the purchase of fixed maturity investments in both periods. The decrease in purchases was primarily due to the use of cash by financing activities combined with the smaller increase in cash provided by operating activities discussed above. Sales of short-term securities partially funded these purchases.

Financing activities used cash of $24.6 million in the first nine months of 1994 and provided cash of $31.8 million in the first nine months of 1993. The decrease in cash provided by financing was due primarily to increased policyholder withdrawals, decreased policyholder account deposits, and increased dividends in 1994 due to the additional shares outstanding from the stock offering in the 1993 third quarter. In 1993, $48.2 million of cash was provided by the sale of common stock, partially offset by the payment of $17.4 million of short-term notes payable and $9.4 million of mortgage and other notes payable.

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

The Company held cash and short-term investments of $49.0 million at September 30, 1994, compared to $85.7 million at December 31, 1993. The balance of cash and short-term investments plus cash inflow from premium revenues, investment income, and investment maturities is considered to be more than sufficient to meet the requirements of the Company and its subsidiaries.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Health Care Reform

In October, Congress adjourned without the passage of a health care reform proposal. The Company expects that health care reform will again be a dominant issue before Congress next year.

In addition to reform proposals on a national basis, legislative efforts to reform health care at the state level are likely to intensify. The potential reform plans at the federal and state
levels may:     (i) partially or fully replace products sold by
insurers; (ii) limit the ability of insurers to charge higher rates to, or decline to cover, insureds who present greater risks; (iii) limit the ability of insurers to exclude coverage for pre-existing conditions; (iv) mandate the types of insurance benefits to be provided in certain instances; (v) impose insurance rate regulation or additional taxes on insurance premiums or benefits; (vi) increase competition by expanding employee choice of insurance plans and by requiring the employee to bear the full cost increment for higher priced plans; (vii) establish programs run by the government that would compete with or replace business written by the Company.

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

In September 1994, two retired employees filed a lawsuit in the United States District Court for the Northern District of Illinois against WNC, WNC's wholly owned subsidiary, Washington National Insurance Company ("WNIC"), and the three individual trustees of the Washington National Insurance Company Home Office Group Insurance Plan (the "Plan"). The plaintiffs purport to act as members of a class consisting of all employees of WNC and WNIC who retired or tendered their irrevocable notice of retirement on or before July 24, 1989 and who are eligible to receive benefits under the Plan.

The complaint is brought under the Employee Retirement Income Security Act ("ERISA") and alleges that WNC, WNIC and the trustees have taken and threatened to take actions to modify, amend or terminate the Plan in violation of written and oral promises and representations, and the terms of the Plan. The alleged violations include changing the method for computing claims payable under the Plan, requiring retired employees to contribute to the payment of premiums for their Medicare supplemental health insurance coverage and maintaining that WNC, WNIC and the trustees have reserved the right to modify or terminate benefits under the Plan. Plaintiffs seek a declaration of their rights under the Plan, the reinstatement of Medicare supplemental health insurance coverage for all members of the class, an accounting of all funds obtained and claims not paid as a result of the Plan modifications, an award of attorneys' fees and other relief.

WNC, WNIC and the individual trustees believe that valid defenses exist and intend to contest vigorously the allegations made in the complaint.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

   Exhibit 10.1 - Form of Amendment to Employment Agreements** between Registrant and each of the following Executive Officers of Registrant: R. W. Patin, T. Pontarelli, T.
            C. Scott, and C. L. Fuhrmann (original Employment Agreement filed as an exhibit to the Form 10-K for the year ended December 31, 1991); K. A. Grubb and J. N. Plato (original Employment Agreement filed as an exhibit to the Form 10-K for the year ended December 31, 1992); and, W. G. Brown (original Employment Agreement filed as an exhibit to the Form 10-Q for the period ended June 30, 1993).

   Exhibit 11 - Computation of Per Share Earnings.

b. Reports on Form 8-K

   No reports on Form 8-K have been filed during the quarter ended September 30, 1994.



** Management contract or compensatory plans or arrangements.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              WASHINGTON NATIONAL CORPORATION




November 14, 1994             /s/ Joan K. Cohen
                              Joan K. Cohen
                              Vice President, Controller and Treasurer
                              (Duly Authorized Officer and Chief
                               Accounting Officer)

                            EXHIBIT INDEX



                                                             PAGE

   Exhibit 10.1 - Form of Amendment to Employment Agreement   25

   Exhibit 11 -   Computation of Per Share Earnings.          26

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

     WHEREAS, the Company, WNC and the Employee desire to provide for the payment to the Employee of amounts vesting under certain pay-at- risk plans on the terms and subject to the conditions set forth below:

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

               Its:__________________________________

               The Employee:

               _____________________________________

WASHINGTON NATIONAL CORPORATION
EXHIBIT 11 - COMPUTATION OF PER SHARE EARNINGS

Primary and Fully Diluted
(000s Omitted Except Per Share Amounts)

                                                      Nine Months Ended       Three Months Ended
                                                        September 30,            September 30,
                                                       1994       1993          1994       1993
Primary
Average Shares:
  Average common shares outstanding                    12,139     10,203        12,148     10,596
  Assumed exercise of stock options                        86        114            79        105
Total Average Shares                                   12,225     10,317        12,227     10,701

Net Income Available to Shareholders:
  Income before cumulative effect of change
    in accounting principle and Preferred Stock
    dividend requirement                              $24,582    $16,983        $9,127     $5,443
  Preferred Stock dividend requirement                   (271)      (271)          (90)       (90)
  Income before cumulative effect of change
    in accounting principle                            24,311     16,712         9,037      5,353
  Cumulative effect of change in accounting
    for postemployment benefits                             -     (1,550)            -          -

Net Income Available to
  Common Shareholders                                 $24,311    $15,162        $9,037     $5,353

Primary Earnings Per Share:
  Income before cumulative effect                       $1.99      $1.62         $0.74      $0.50
  Cumulative effect of change in accounting
    for postemployment benefits                             -      (0.15)            -          -

Net Income Per Share                                    $1.99      $1.47         $0.74      $0.50

Fully Diluted
Average Shares:
  Average common shares outstanding                    12,139     10,203        12,148     10,596
  Assumed conversion of preferred stock                   271        271           271        271
  Assumed exercise of stock options                        86        114            86        109
Total Average Shares                                   12,496     10,588        12,505     10,976

Net Income Available to Shareholders:
  Income before cumulative effect of change
     in accounting principle                          $24,582    $16,983        $9,127     $5,443
  Cumulative effect of change in accounting
    for postemployment benefits                             -     (1,550)            -          -

Net Income Available to
  Common Shareholders                                 $24,582    $15,433        $9,127     $5,443

Fully Diluted Earnings Per Share:
  Income before cumulative effect                       $1.97      $1.60         $0.73      $0.50
  Cumulative effect of change in accounting
    for postemployment benefits                             -      (0.15)            -          -

Net Income Per Share                                    $1.97      $1.45         $0.73      $0.50

                                                                                    Page 26 of 26