Form 10-K
WASHINGTON NATIONAL CORP
filed 1995-03-27
CIK 104867

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-K

            ANNUAL REPORT FILED PURSUANT TO SECTION 13 OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994Commission file number 1-7369

                   WASHINGTON NATIONAL CORPORATION
         (Exact name of registrant as specified in charter)

             DELAWARE                         36-2663225
     (State of incorporation)              (I.R.S. Employer
                                         Identification No.)
        300 TOWER PARKWAY
      LINCOLNSHIRE, ILLINOIS                  60069-3665
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months, and
(2) has been subject to such filing requirements for the past 90
days.   Yes   X         No
            -----           -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III
of this Form 10-K or any amendment to this Form 10-K. (   )

State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 20, 1995.
               Common Stock, $5 par value-$188,198,280
        Convertible Preferred Stock, $5 par value-$4,941,411

Note: This calculation is made solely for the purpose of complying with the requirements of this filing. Neither the registrant nor any affiliates are bound by this calculation for any other purpose.

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date.
                Common Stock $5 par value-12,178,821
(excluding 3,383,473 shares held in the Treasury) as of March 20, 1995

                 DOCUMENTS INCORPORATED BY REFERENCE

The 1995 Proxy Statement is incorporated by reference into Part III.

                               PART I

Item 1. Business

  General Development of Business

Washington National Corporation (WNC) was incorporated as a general business corporation under the Delaware General Corporation Law on February 26, 1968, for the initial purpose of becoming the parent company and sole shareholder of Washington National Insurance Company (WNIC), an Illinois insurance corporation dating back to 1911. WNC was organized in order to permit diversification into the broader field of financial services and is admitted to do business in Delaware, Indiana, and Illinois. Its executive offices are located at 300 Tower Parkway, Lincolnshire, Illinois 60069-3665.

The primary operating companies of WNC are WNIC and United
Presidential Life Insurance Company (UPI). As of December 31, 1994, WNC and its affiliates had 976 employees.

In 1989, WNC and its affiliates completed a strategic plan and began restructuring their operations. The strategic plan called for the divestiture of the home service and direct response lines of business at WNIC and a subsidiary, Washington National Life Insurance Company of New York (WNNY). WNIC sold the direct response and home service product lines and WNNY in 1989, 1990, and 1991, respectively. The organization is now focused on three lines of business: health (primarily medical) insurance (both individual and group) and disability insurance for educators (underwritten by
WNIC), and individual life insurance and annuities (underwritten by
UPI). In 1994, the Company started a broad review of corporate strategy. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," in Part II, Item 7, for futher information.

In the third quarter of 1993, WNC issued 2.1 million new shares of common stock in a public offering that raised $47.3 million.

    GENERAL DESCRIPTION OF THE BUSINESS OF THE INDUSTRY SEGMENTS

WNC is an insurance holding company which, through WNIC and UPI, provides life, annuity, health, disability, and specialty insurance products to individuals and groups in carefully targeted markets. Effective December 31, 1994, WNC redefined its reporting segments, merging the previous individual health insurance and group products segments to better align them with its operating organization. WNC has three segments: life insurance and annuities; health insurance; and corporate and other. The redefined segments are in line with WNC's current operating structure. The corporate and other segment is comprised of the operations of WNC that do not specifically support the other segments.

See Item 8, under the caption "Note M - Segment Information," for further information about WNC's three business segments. WNIC's group products premiums which are included in the health insurance segment were 32%, 35%, and 38% of WNC's total revenues in 1994, 1993, and 1992, respectively. Premiums for WNIC's disability insurance for educators accounted for 10% of WNC's revenues for each of the years 1994, 1993, and 1992.

                DESCRIPTION OF INSURANCE SUBSIDIARIES

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

WNIC underwrites health insurance for individuals and groups and disability insurance for educators. As part of the 1989 corporate strategic plan, the decision was made to write life insurance and annuity business solely at UPI. Therefore, as of November 1989, WNIC ceased writing individual life insurance policies and annuities, except for home service life products, which WNIC ceased writing in March 1990; however, WNIC retained its existing life insurance and annuity business which is reported as part of the life insurance and annuities segment.

WNIC's health insurance business consists of individual, group and disability products. The individual health business includes major medical and hospital-surgical policies. Group health consists primarily of employer-sponsored health and associated life insurance, stop-loss insurance, and administrative services only for employers with from 2 to 1,000 employees. Disability products include employee-paid disability insurance and other specialty insurance products for educators. The individual and group health business, along with the disability insurance products for educators business, is reported as the health insurance segment.

WNIC's insurance products are primarily sold by salaried group insurance representatives and field marketing organizations. The sector of WNIC's field force that distributes group health and educator disability products consists of 78 field representatives, including 17 managers, all of whom are salaried employees of WNIC. Their activities are supported by 47 other field employees. WNIC markets individual health products through brokers who are employed by field marketing organizations under standard brokerage contracts. At December 31, 1994, WNIC had approximately 80,000 brokers employed by 68 field marketing organizations who sell insurance for other companies as well as for WNIC.

  United Presidential Life Insurance Company

UPI, an Indiana life insurance company, began business in 1965 and currently is licensed to do business in 45 states and the District of Columbia. UPI's parent company, United Presidential Corporation
(UPC), was incorporated in 1961 as an Indiana corporation for the purpose of becoming the parent company and sole shareholder of UPI and is 71% owned by WNIC and 29% owned by WNC. Prior to the fourth quarter of 1993, UPC was 100% owned by WNIC. Both UPC and UPI have executive offices located at One Presidential Parkway, Kokomo, Indiana 46904-9006. UPI's primary business is the marketing and underwriting of individual life insurance and annuities. Its primary marketing focus is interest-sensitive products such as universal life insurance and annuities. UPI's operating results are reported in the life insurance and annuities segment.

Sales are made through approximately 5,000 insurance agents and brokers having an independent contractor relationship with UPI. Such persons may also be independent insurance brokers. UPI has no internal or captive sales force and accordingly, has negligible training, maintenance, or financing expenses. This marketing system facilitates sales force expansion without significant cost, provided that product lines remain competitive with those being offered by other companies.

  New Products of the Segments

In the life insurance and annuities segment, UPI introduced in 1994 a new annuity series and a low premium universal life insurance product designed for permanent coverage. In 1995, UPI will introduce at least two new universal life insurance products built to fit within its existing portfolio.

In the health insurance segment, WNIC introduced in 1994 new disability and short-term, major medical products for individuals and a long-term care product, disability income enhancements, and a small group product for groups. New products anticipated in 1995 for the health insurance segment are new disability income and accident-only products for individuals and new dental, term life, disability, and managed care products for groups.

  Competitive Conditions of the Segments

The insurance subsidiaries, along with other insurance companies with whom they are in competition, are subject to regulation and supervision by the state insurance departments in each jurisdiction in which they are licensed to do business, greatly affecting the competitive environment in which they operate. The state insurance departments have broad administrative powers, including those relating to the granting and revocation of licenses to transact business, licensing of agents, approval of policy forms, establishing reserve requirements, the form and content of required financial statements, conducting of periodic examinations, and the investment laws and regulations of their states of incorporation. This regulation and supervision is primarily for the protection of policyowners and not shareholders.

WNIC's individual health insurance business faces competition from approximately 45 companies. There are approximately 90 group employee benefits insurers and less than 30 insurers of disability insurance for educators in competition with WNIC. UPI competes for the sale of life insurance and annuity products with approximately 300 U.S. life insurance companies, including stock and mutual companies.

Recently, the environment for WNC's group and individual major medical health insurance products has become more competitive as other insurance companies have priced their products more aggressively in order to obtain additional market share in these product lines. As a result of this sales environment, WNC expects an increase in the level of policy lapses in the health insurance segment and an increase in the benefit ratio over the next 1-2 years.

          FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

Neither WNC nor any affiliated company is licensed to do business outside of the United States.

Item 2. Properties

WNC's home office building is a five-story, 175,000 square-foot office building located at 300 Tower Parkway, Lincolnshire, Illinois, that was first occupied by WNC in May, 1993. The building is being leased for a period of twenty years from a joint venture partnership in which Washington National Development Company (WNDC), a subsidiary of WNIC, has a one-third interest.

WNDC has a fifty percent interest in a joint venture partnership that owns a 22,000 square-foot data center in Vernon Hills, Illinois, that is leased and occupied solely by WNIC. WNIC first occupied the property in April, 1993 and signed a twenty-year lease.

WNIC also owns a 335,000 square-foot office building in Evanston, Illinois. WNIC occupies approximately 8 percent of this building and leases the remainder to nonaffiliated commercial enterprises. At December 31, 1994, the outstanding balance on the mortgage loan secured by this property was $1,907,000. WNIC also occupies 25 field offices throughout the country, all of which are leased.

UPI's home office is a 102,000 square-foot office building that UPI owns, and is located on a thirty-acre site in Kokomo, Indiana.

Item 3. Legal Proceedings

WNC and certain affiliated companies have been named in various pending legal proceedings considered to be ordinary routine litigation incidental to the business of such companies. A number of other legal actions have been filed which demand compensatory and punitive damages aggregating material dollar amounts. WNC believes that such suits are substantially without merit and that valid defenses to them exist. WNC's management and its chief legal officer believe that such litigation will not have a material effect on WNC's results of operations or consolidated financial position. The amount involved in any proceeding, or group of proceedings presenting in large degree the same issues, does not exceed the materiality standard for disclosure contained in Instruction 2 to
Item 103 of Regulation  S-K.

In September, 1994, two retired employees filed a lawsuit in the United States District Court for the Northern District of Illinois against WNC, WNIC, and the three individual trustees of the Washington National Insurance Company Home Office Group Insurance Plan (the Plan). The plaintiffs purport to act as members of a class consisting of all employees of WNC and WNIC who retired or tendered their irrevocable notice of retirement on or before July 24, 1989, and who are eligible to receive benefits under the Plan.

The complaint is brought under the Employee Retirement Income Security Act (ERISA) and alleges that WNC, WNIC, and the trustees have taken and threatened to take actions to modify, amend or terminate the Plan in violation of written and oral promises and representations, and the terms of the Plan. The alleged violations include changing the method for computing claims payable under the Plan, requiring retired employees to contribute to the payment of premiums for their Medicare supplemental health insurance coverage and maintaining that WNC, WNIC, and the trustees have reserved the right to modify or terminate benefits under the Plan. Plaintiffs seek a declaration of their rights under the Plan, with respect to these actions, an award of attorneys' fees and other relief, and a certification of the class.

WNC, WNIC, and the individual trustees believe that valid defenses exist and intend to contest vigorously the allegations made in the complaint.

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

Wade G. Brown

Mr. Brown, age 57, joined WNIC as Executive Vice President and Chief Information Officer in June, 1993. From 1990 to 1993, Mr. Brown was a senior management consultant with CompuPros, Inc. Prior to that, Mr. Brown spent over seven years with Computer Language Research, Inc. where his last position was as Director of Information Services. Mr. Brown is a Director of UPI and WNIC and serves on WNIC's Executive and Finance Committees.

Curt L. Fuhrmann

Mr. Fuhrmann, age 48, President of WNIC's Health Division as of October, 1993, joined WNIC as President of the Individual Health Division in October, 1989. Between 1985 and 1989, Mr. Fuhrmann was President and Chief Executive Officer of Pyramid Life Insurance Company, a company with approximately $40 million in annual premiums. Mr. Fuhrmann is a Director of UPI and WNIC and serves on WNIC's Executive and Finance Committees.

Kenneth A. Grubb

Mr. Grubb, age 55, joined WNIC as President of the Education Division in June, 1992. From 1989 to 1992, Mr. Grubb was Director of the Louisville Service Center of Humana, Inc., a large publicly-held healthcare company, responsible for billing, claims, customer service, underwriting and staff support. Prior to joining Humana, Mr. Grubb spent nine years at Capital Holding Corporation where he served as head of the group insurance division, among other responsibilities. Mr. Grubb is a Director of UPI and WNIC and serves on WNIC's Executive and Finance Committees.

Robert W. Patin

Mr. Patin, age 52, was elected Chairman of the Board and Chief Executive Officer of WNC and Chairman of the Executive Committee in July, 1988. At that time, he also assumed the position of Chairman of the Board of WNIC and Chairman of its Executive Committee. Mr. Patin also serves on WNIC's Finance Committee. Mr. Patin was elected President of WNC and WNIC in May, 1990 and February, 1991, respectively. He also is a Director of certain affiliated companies of WNC, including UPC and UPI.

James N. Plato

Mr. Plato, age 46, was elected Chairman of the Board, President and Chief Executive Officer of UPC and its principal subsidiary, UPI, effective February 1, 1994. From January 1, 1993 through January, 1994, Mr. Plato served as President and Chief Operating Officer of UPC and UPI. From March, 1992 through December, 1992, Mr. Plato held the position of Executive Vice President and Chief Marketing Officer. Mr. Plato joined UPI in 1990 as its Senior Vice President and Chief Marketing Officer. From 1986 to 1990, Mr. Plato was Senior Vice President of Marketing for Reserve Life Insurance, Dallas, Texas. Mr. Plato is a Director of WNIC.

Thomas Pontarelli

Mr. Pontarelli, age 45, has been Executive Vice President of WNC and WNIC and head of the Staff Division of WNIC since 1989. Mr. Pontarelli started at WNIC in 1974 and was elected Vice President, General Counsel and Corporate Secretary of WNC in 1984. In 1985, Mr. Pontarelli was elected Senior Vice President, General Counsel and Corporate Secretary of WNC and Senior Vice President of WNIC.
He currently serves on the Board of Directors of WNIC, UPC, and UPI and is a member of the Finance and Executive Committees of WNIC's Board of Directors.

Thomas C. Scott

Mr. Scott, age 48, has been Executive Vice President and Chief Financial Officer of WNC and Executive Vice President, Chief Financial Officer and Chief Actuary of WNIC and head of its Financial Division since 1989. Mr. Scott joined WNIC in 1974, served as Vice President of WNIC from 1983 to 1987, and as Senior Vice President of WNIC from 1987 to 1989. He currently serves on the Board of Directors of WNIC, UPC, and UPI and is a member of the Executive Committee and Chairman of the Finance Committee of WNIC's Board of Directors.

                               PART II

Item 5. Market For the Registrant's Common Equity and Related
        Shareholder Matters

Quarterly Information (unaudited)

The following table summarizes selected unaudited quarterly information for 1994 and 1993. Stock quotes were obtained from the National Quotation Bureau, Inc. As of March 2, 1995, WNC had approximately 9,900 Common and Preferred shareholders, including individual participants in security depository position listings.

 (000s omitted, except per share amounts)
                                                            1994
                                ------------------------------------------------------------
 Quarter Ended                  March 31,      June 30,      September 30,      December 31,
 Total revenues                 $160,416       $162,050         $167,760           $166,703
 Net income                        7,034          8,421            9,127              6,719
 Net income per share                .57            .68              .74                .54
 Market price
   Common
     High                         25 1/8         23 1/4           22 7/8             22 3/4
     Low                          22 3/4         21               20 5/8             18 5/8
     Close                        23 1/2         21 1/4           22 7/8             19
   Preferred
     High                         50             48 3/4           46                 45 7/8
     Low                          48 5/8         46               44 3/8             40
     Close                        49 1/4         46 1/4           44 3/4             40
 Common Stock dividends              .27            .27              .27                .27
 Preferred Stock dividends          .625           .625             .625               .625


                                                            1993
                                ------------------------------------------------------------
 Quarter Ended                  March 31,      June 30,      September 30,      December 31,
 Total revenues                 $151,180       $159,956         $158,125           $159,266
 Income before cumulative
   effect of change in
   accounting principle            4,746          6,794            5,443             11,233
 Cumulative effect                (1,550)             _                _                  _
 Net income                        3,196          6,794            5,443             11,233
 Net income per share before
     cumulative effect               .46            .66              .50                .91
 Net income per share                .31            .66              .50                .91
 Market price
   Common
     High                         27 7/8         27 1/4           24 5/8             25 7/8
     Low                          22 5/8         22 1/4           22                 23 1/2
     Close                        26 1/4         22 7/8           23 3/4             24
   Preferred
     High                         54             54 1/2           51 1/2             53 1/4
     Low                          44 3/4         46               46 3/8             49 3/4
     Close                        50 1/8         46 1/2           49 1/2             52
 Common Stock dividends              .27            .27              .27                .27
 Preferred Stock dividends          .625           .625             .625               .625


Item 6. Selected Financial Data

Five Year Summary

(000s omitted, except per share amounts)

                                    1994            1993          1992          1991(c)        1990(d)
 Total revenues                 $   656,929     $   628,527   $   570,442   $   578,044    $   709,083
 Operating income (a)
    Pretax operating income          46,252          38,577        26,975        20,370          4,568
    Net operating income             30,155          25,057        18,808        17,381          4,872
 Income (loss) before cumulative
    effect of changes in
    accounting principles            31,301          28,216        16,852        (2,964)        (8,523)
 Net income (loss)                   31,301          26,666        (5,967)       (2,964)        (8,523)
 Average common shares
    and equivalents outstanding (b)  12,225          10,755         9,989         9,980         10,534
 Per share:
    Net operating income        $      2.44     $      2.30   $      1.84   $      1.71    $       .43
    Income (loss) before cumulative
       effect of changes in
       accounting principles           2.53            2.59         1.65           (.33)          (.84)
    Net income (loss)                  2.53            2.45         (.63)          (.33)          (.84)
    Common dividends declared          1.08            1.08         1.08           1.08           1.08
 Total assets                     2,810,568       2,854,419    2,712,783      2,554,999      2,759,861
 Mortgage and long-term notes
   payable                            1,907           2,434       13,870         14,042         18,506
 Shareholders' equity               306,323         348,945      288,040        300,062        307,412
 Shareholders' equity excluding
    unrealized investment gains
    and losses                      367,679         348,988      287,929        303,310        317,974
 Life insurance in force (in
    millions)                        21,035          22,215       25,454         24,227         26,043

 (a)  Income before realized investment gains and losses,
      divestitures, gains from curtailments of benefit plans, and the cumulative effect of accounting changes.
 (b)  The increase in 1994 of average common shares and
      equivalents outstanding is a result of the Company's public offering of
      2,133,000 newly issued shares in the third quarter of 1993.
 (c)  A subsidiary and two blocks of business were sold in 1991. A pretax loss of $1.8 million on the sale of the subsidiary was recognized in
      1991(see (d) below). Operating revenues of $12.2 million were attributable to this subsidiary. The two blocks of business were sold for a pretax gain of $.7 million.
 (d)  In 1990 the Company sold its home service business that had revenues of $16.8 million for a $23.9 million pretax gain. Also included in 1990 was a $16.0 million accrual for the loss on the 1991 sale of a subsidiary.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Analysis of Net Income (Loss)
(000s omitted)                       1994       1993        1992
Pretax operating income
  (loss) (a)
    Life insurance and
      annuities                   $33,177    $27,637    $ 21,856
    Health insurance                5,895     11,500       7,007
    Corporate and other             7,180       (560)     (1,888)
Total pretax operating
  income                           46,252     38,577      26,975
Income taxes on operations         16,097     13,520       8,167
Net operating income               30,155     25,057      18,808
Other components of net
  income (loss)(net of taxes)
    Realized investment gains
      (losses) (b)                  1,146      2,840      (4,618)
    Gains from benefit plan
      changes                           -        319       2,662
    Cumulative effect of
      changes in accounting
      principles (c)                    -     (1,550)    (22,819)
Net income (loss)                 $31,301    $26,666    $  (5,967)

(a) Pretax income (loss) before realized investment gains and losses, gains from benefit plan changes, and cumulative effect of accounting changes.
(b) 1994 and 1993 include tax benefits of $2,752 and $3,194, respectively.
(c)  1993:  Employers' Accounting for Postemployment Benefits;
     1992: Employers' Accounting for Postretirement Benefits Other than Pensions and Accounting for Income Taxes.

Overview

Washington National Corporation (WNC or the Company) is an insurance holding company that is engaged primarily in marketing and underwriting life insurance, annuities, medical, disability, and specialty insurance for individuals and groups. The major operating subsidiaries of the Company are Washington National Insurance Company (WNIC) and United Presidential Life Insurance Company (UPI).

The Company targets markets that it believes are underserved by other insurance companies. It has a decentralized operating structure and utilizes distinct distribution systems to access each of its targeted markets and to provide timely, individualized service to its customers. The Company emphasizes the sale of market-driven products, a profit-oriented, rather than a volume-oriented approach to underwriting, tight expense controls, and a proactive approach to market and regulatory changes. It continually evaluates new products and markets in order to capitalize on potential opportunities and to anticipate and respond effectively to business and regulatory changes.

The Company believes these factors contributed to a substantial improvement in operations thus far in the 1990s. From 1990 to 1994, pretax operating income increased from $4.6 million to $46.3 million.

Corporate Restructuring and Strategy

In 1988, the Company began restructuring to narrow its focus on fewer businesses, reduce its work force, and recruit new operating managers with significant insurance industry experience. Since that time, the operating businesses have continually adjusted their specific strategies to remain competitive and profitable. Late in 1994, the Company began a broad review of its corporate strategy which it expects to complete in 1995.

Consolidated Results of Operations

Components of Pretax Operating Income (Loss) by Segment
                                               Life Insurance     Health  Corporate
(000s omitted)                                  and Annuities  Insurance  and Other       Total
                                                                        1994
Revenues
  Insurance premiums and policy charges              $ 71,784   $396,601   $      1    $468,386
  Net investment income                               154,414     20,003      7,590     182,007
  Other revenues                                        3,534      4,378        230       8,142
Total revenues excluding realized investment losses   229,732    420,982      7,821     658,535
Benefits and expenses
  Insurance benefits                                  159,661    275,878        263     435,802
  Expenses                                             18,692    119,358        378     138,428
  Amortization of deferred acquisition costs           18,202     19,851          -      38,053
Total benefits and expenses                           196,555    415,087        641     612,283
Pretax operating income                              $ 33,177   $  5,895   $  7,180    $ 46,252

                                                                        1993
Revenues
  Insurance premiums and policy charges              $ 64,915   $373,150   $    757    $438,822
  Net investment income                               158,981     21,148      3,606     183,735
  Other revenues                                        5,054        264      1,006       6,324
Total revenues excluding realized investment losses   228,950    394,562      5,369     628,881
Benefits and expenses
  Insurance benefits                                  160,341    258,926      1,091     420,358
  Expenses                                             21,141    106,024      4,838     132,003
  Amortization of deferred acquisition costs           19,831     18,112          -      37,943
Total benefits and expenses                           201,313    383,062      5,929     590,304
Pretax operating income (loss)                       $ 27,637   $ 11,500   $   (560)   $ 38,577

                                                                        1992
Revenues
  Insurance premiums and policy charges              $ 63,400   $316,775   $    795    $380,970
  Net investment income                               164,754     21,416        967     187,137
  Other revenues                                        5,334        619      1,000       6,953
Total revenues excluding realized investment losses   233,488    338,810      2,762     575,060
Benefits and expenses
  Insurance benefits                                  176,949    231,717      1,174     409,840
  Expenses                                             21,152     86,497      3,476     111,125
  Amortization of deferred acquisition costs           13,531     13,589          -      27,120
Total benefits and expenses                           211,632    331,803      4,650     548,085
Pretax operating income (loss)                       $ 21,856   $  7,007   $ (1,888)   $ 26,975

Year Ended December 31, 1994 Compared to
Year Ended December 31, 1993

Insurance Premiums and Policy Charges. Insurance premiums and policy charges increased $29.6 million, or 6.7%, from $438.8 million in 1993 to $468.4 million in 1994. The change was primarily due to an increase of $23.5 million in premiums in the health insurance segment, the result of higher premiums from individual health reinsurance transactions, partially offset by a decline in group products premiums. In addition, insurance premiums and policy charges in the life insurance and annuities segment increased by $6.9 million due to an increase in life insurance in force and an increase in policy charges. See "Segment Information - Health Insurance and Life Insurance and Annuities," below.

Net Investment Income. Net investment income decreased $1.7 million, or 0.9%, to $182.0 million in 1994 from $183.7 million in 1993. The decrease was due primarily to a decline in the Company's portfolio yield (based on amortized cost) from 8.0% in 1993 to 7.7% in 1994.

Realized Investment Losses. Realized investment losses before taxes for 1994 were $1.6 million compared to $0.4 million in 1993. In 1994, realized losses of $1.7 million on fixed maturity investments and $2.0 million on real estate and mortgage loans were partially offset by gains on equity securities and other invested assets of $2.1 million. In 1993, realized gains of $8.2 million on fixed maturity investments and equity securities were offset by losses of $8.5 million on real estate investments, mortgage loans, and other invested assets. The Company's income taxes included tax benefits of $2.8 million and $3.2 million in 1994 and 1993, respectively, from previous years' realized investment losses.

Insurance Benefits Paid or Provided. Insurance benefits paid or provided increased $15.4 million, or 3.7%, from $420.4 million in 1993 to $435.8 million in 1994. The increase was primarily due to higher benefits of $17.0 million in the health insurance segment primarily due to additional business from individual health reinsurance transactions which also increased premium revenues.

Insurance and General Expenses. Insurance and general expenses increased $6.9 million, or 5.3%, from $131.5 million in 1993 to $138.4 million in 1994, primarily due to higher expenses in the health insurance segment of $13.3 million principally related to the individual health reinsurance transactions.

Income Taxes. Income taxes on operations increased $2.6 million to $16.1 million in 1994 compared to $13.5 million in 1993 primarily due to increased operating income.

Change in Accounting Principle. In the first quarter of 1993, the Company recorded a one-time charge of $1.6 million after taxes for the adoption of a new accounting standard, Employers' Accounting for Postemployment Benefits. The adoption did not have a material impact on income before accounting changes.

Net Income. Net income for 1994 was $31.3 million compared to $26.7 million in 1993. The improvement in net income resulted from increased earnings from operations and the charge in the first quarter of 1993 relating to the adoption of the new accounting standard described above.

Segment Information

Effective December 31, 1994, the Company redefined its reporting segments, merging the previous individual health insurance and group products segments to better align them with its operating organization. All prior years' segment information has been restated to be comparable.

The Company has two operating business segments. The life insurance and annuities segment consists of universal life insurance and other interest-sensitive life insurance and annuity products marketed to individuals and small businesses by UPI and closed blocks of similar business at WNIC. The health insurance segment consists primarily of employer-sponsored health and associated life insurance, stop-loss insurance, and administrative services only for employers with from 2 to 1,000 employees, employee-paid disability insurance and other specialty insurance products for educators, and individual health insurance products, primarily major medical and hospital indemnity coverage for persons under the age of 65 without employer-sponsored insurance. The third segment, corporate and other, includes the non-insurance operations of the Company.

Life Insurance and Annuities. Revenues for the life insurance and annuities segment for 1994 were $229.7 million, compared to $229.0 million for 1993. The improvement was attributable to higher insurance premiums and policy charges of $6.9 million, primarily due to an increase in life insurance in force and policy charges at UPI, mostly offset by a $4.6 million decrease in investment income resulting primarily from a lower portfolio yield. UPI's increase in insurance premiums and policy charges was offset in part by a decline at WNIC where no new policies are being sold in this segment.

Pretax operating income for the life insurance and annuities segment increased $5.6 million, or 20.0%, to $33.2 million in 1994 from $27.6 million in 1993, due to improved interest rate spreads (as the interest credited on account balances was reduced more than the decrease in the yield on invested assets), a reduction in operating expenses at UPI, and the improvement in revenues.

Generally, in an environment of rising interest rates, the Company may have difficulty maintaining the spread between the rates credited to policyholders and the rate earned on its investment portfolio, resulting in lower profit margins for this segment. While the Company was able to maintain its spread for 1994 as market interest rates rose, the Company expects spreads to decline in 1995. For 1994, maintenance of interest rate spreads higher than the Company's long-term spread assumptions resulted in additional pretax income of approximately $5 million. The future profitability of the Company's closed blocks of life insurance and annuities is highly dependent upon maintaining a minimum expected interest rate spread and level of persistency. A significant deterioration in policy persistency would reduce future profits.

Health Insurance. Revenues for the health insurance segment were $421.0 million in 1994 compared to $394.6 million in 1993, an increase of $26.4 million, or 6.7%. The improvement was primarily due to two individual health reinsurance transactions that added $61.0 million of revenues in 1994, compared to $23.4 million of revenues in 1993. The increase was also due in part to average rate increases of approximately 6% in 1994 on the direct portion of the individual health insurance in force, offset in part by a decline of 2.1% in the total number of policies in force for this part of the business. The increase in revenues from the reinsurance transactions was partially offset by a reduction in group products premiums of $14.8 million primarily due to policy lapses, including the termination of a large group life insurance contract in 1993, with approximately $6 million of premium revenues in 1993. The termination of the large group life contract, which had approximately $3 billion of life insurance in force, did not materially affect net income as there was a corresponding decrease in benefits and expenses.

The health insurance segment reported pretax operating income of $5.9 million in 1994 compared to $11.5 million in 1993. The decrease was primarily due to an increase in the benefit ratio (insurance benefits divided by insurance premiums) of the group products portion of this segment.

Effective in the 1993 second quarter, the Company entered into a reinsurance agreement with The Harvest Life Insurance Company (Harvest Life) that provides that the Company reinsures 100% of a block of individual major medical business issued by Harvest Life. In 1994, the Company entered into a reinsurance agreement with National Casualty Company (National Casualty), whereby the Company reinsures 50% and administers 100% of a block of individual major medical health insurance.

The combined effect of these reinsurance transactions was to increase revenues and benefits and expenses by $61.0 million and $55.5 million, respectively, in 1994, compared to $23.4 million and $22.3 million, respectively, in 1993. Because these two reinsurance transactions are comprised of closed blocks of business, revenues and income from these transactions are expected to decline over the next several years.

Over the last several quarters, the sales environment for the Company's group and individual major medical health insurance products has become more competitive as other insurance companies have priced their products more aggressively in order to obtain additional market share in these product lines. As a result of the sales environment, the Company expects an increase in the level of policy lapses in the segment and an increase in the benefit ratio over the next 1-2 years.

The Company prices its products to emphasize maintaining desired profit margins and, as a result, has seen a decline in new business sold. To help offset the decline, the Company has expanded its distribution network. As part of the reinsurance transactions, the Company is utilizing the sales force of Harvest Life, whose agents generated approximately 10% of 1994 new sales. In addition, National Casualty agents began marketing the Company's individual health products in the first quarter of 1995 and are expected to add significantly to new sales volume.

Corporate and Other. For 1994, the corporate and other segment had pretax operating income of $7.2 million compared to a loss of $0.6 million in 1993. The improvement was due to increased investment income on the Company's surplus funds in 1994 and expenses in 1993 related to the relocation of the Company's headquarters.

In 1995, the Company plans to change its allocation to the operating segments of income and expense items in this segment to more accurately reflect these savings. This will result in lower earnings for this segment and higher earnings for the other segments but will have no affect on net income.

Year Ended December 31, 1993 Compared to
Year Ended December 31, 1992

Insurance Premiums and Policy Charges. Insurance premiums and policy charges increased $57.8 million, or 15.2%, from $381.0 million in 1992 to $438.8 million in 1993. The increase was primarily due to an increase in health insurance segment premiums arising from individual health insurance premiums of $52.3 million, offset in part by a decline in group products premiums. The premium decline was due primarily to policy lapses, including the termination of a large contract with approximately $6 million of both premium revenue and benefits and expenses in 1993 and $11 million of premium revenue and expenses in 1992. See "Segment Information - Health Insurance," below.

Net Investment Income. Net investment income decreased $3.4 million, or 1.8%, to $183.7 million in 1993 from $187.1 million in 1992. The decrease was due to a general decline in market interest rates that caused a decline in the Company's portfolio yield from 8.6% in 1992 to 8.0% in 1993.

Realized Investment Losses. Realized investment losses for 1993 were $0.4 million compared to $4.6 million in 1992. In 1993, realized gains of $8.2 million on fixed maturity investments and equity securities were offset by losses of $8.5 million on real estate investments, mortgage loans, and other invested assets. In 1992, realized gains of $5.6 million on fixed maturity investments were offset by losses of $4.9 million on mortgage loans on real estate, $3.6 million on real estate investments, and $1.7 million on equity securities. The Company's 1993 income taxes included a tax benefit of $3.2 million from previous years' realized investment losses.

Insurance Benefits Paid or Provided. Insurance benefits paid or provided increased $10.6 million, or 2.6%, from $409.8 million in 1992 to $420.4 million in 1993. The increase was primarily due to higher health insurance benefits of $27.2 million resulting primarily from the individual health reinsurance transaction entered into in 1993. Partially offsetting this was a decline in life insurance and annuities benefits of $16.6 million resulting from a decrease in interest credited on interest-sensitive products, improved mortality experience, and the annual review of benefits assumptions, discussed in "Amortization of Deferred Acquisition Costs," below.

Insurance and General Expenses. Insurance and general expenses increased
$24.4 million, or 22.8%, from $107.1 million in 1992 to $131.5 million in 1993. Included in 1993 were expenses of $6.9 million related to the individual health reinsurance transaction, charges of $1.7 million for the combination of the individual health and employee benefits divisions, and $1.6 million related to reengineering in the life insurance and annuities segment. Also included in 1993 were move-related costs, primarily due to the relocation of the Company's headquarters.

Amortization of Deferred Acquisition Costs. Amortization of deferred acquisition costs increased $10.8 million, or 39.9%, from $27.1 million in 1992 to $37.9 million in 1993. The change was primarily due to increased amortization of $3.5 million in the health insurance segment resulting from an increase in the block of in force individual health insurance business and $3.6 million due to the annual review of amortization assumptions in the life insurance and annuities segment, partially offset by the decrease in benefits, described above.

Income Before Income Taxes and Changes in Accounting Principles. Income before income taxes and changes in accounting principles increased $12.3 million, or 46.7%, to $38.7 million in 1993 compared to $26.4 million in 1992. The increase was due to improvement in the operations of all of the Company's segments.

Income Taxes. Income taxes increased $1.0 million to $10.5 million in 1993 compared to $9.5 million in 1992, primarily due to improved income from operations. Also in 1993, the Company's federal income tax rate increased from 34% to 35%.

Changes in Accounting Principles. In 1993, the Company recorded a one-time charge of $1.6 million after taxes for the adoption of a new accounting standard on accounting for postemployment benefits. The adoption did not have a material impact on income before accounting changes. 1992 included a $22.8 million after-tax charge relating to the 1992 adoption of new accounting standards, related to postretirement benefits other than pensions and income taxes.

Net Income (Loss). Net income for 1993 was $26.7 million compared to a net loss of $6.0 million in 1992. The improvement in net income resulted primarily from the charges in the first quarter of 1992 relating to the adoption of two new accounting standards described above and improved operations from all three of the Company's segments, partially offset by a charge relating to the new accounting standard in the first quarter of 1993.

Segment Information

Life Insurance and Annuities. Revenues for the life insurance and annuities segment for 1993 were $229.0 million, compared to $233.5 million in 1992. A decline in investment income of $5.8 million resulted from lower portfolio yield rates, offset in part by an increase in invested assets. A $1.5 million improvement in insurance revenues was primarily due to an increase in life insurance in force combined with increased policy charges at UPI, offset in part by a decline in insurance revenues on the closed blocks of business at WNIC.

Pretax operating income for the life insurance and annuities segment increased 26.5% to $27.6 million in 1993 from $21.9 million in 1992. The increase was primarily due to improved interest rate spreads and favorable mortality experience. Also contributing to the improvement was a charge of $2.8 million for anticipated guaranty fund assessments recorded in 1992 compared to $0.5 million in 1993. Partially offsetting these increases were charges in 1993 of $1.6 million to combine the Company's data centers, implement work flow reengineering at UPI, and transfer the administration of WNIC's closed block of life insurance to UPI.

Health Insurance. Revenues for the health insurance segment were $394.6 million in 1993 compared to $338.8 million in 1992, an increase of 16.5%. The increase was due to an individual health reinsurance transaction that added $23.4 million of revenue, an increase in the amount of business in force in the education product line resulting from sales in 1992 and 1993, and premium rate increases averaging 7% in group products. The increase in revenues was partially offset by a decline of approximately $6 million of premium revenue from the termination of a large group life insurance contract in 1993. The annual premiums and related benefits related to this contract were each approximately $11 million in 1992. The termination of the large group life insurance contract, which had approximately $3 billion of life insurance in force, did not materially affect net income.

The health insurance segment reported pretax operating income of $11.5 million in 1993 compared to $7.0 million in 1992. The increase in pretax income was due to an improved ratio of claims to premiums in 1993 over 1992, offset in part by increased expenses.

Corporate and Other. For 1993, the pretax operating loss was $0.6 million compared to a loss of $1.9 million in 1992. The improvement was primarily due to an increase in investment income on the Company's surplus funds from the secondary stock offering of 2.1 million shares in 1993 which generated $47.3 million.

Investment Portfolio

The Company's investment portfolio is managed by an experienced staff of in-house investment professionals, primarily at WNIC, and outside investment advisors, primarily the insurance investment management group at Scudder, Stevens & Clark, Inc. Investments are made pursuant to strategies and guidelines approved by the Finance Committee of the Company's Board of Directors. The Company selects investments that match the needs of the businesses that the assets support in the areas of yield, liquidity, asset quality, and duration. The Company pursues a conservative investment philosophy by balancing a variety of objectives, including high credit quality, liquidity, high current income, preservation of capital, and protection against market interest rate risk. The Company's investment portfolio consists principally of investment grade, publicly-traded fixed maturity investments, and mortgage loans on real estate. All investments made by WNIC and UPI are governed by Illinois and Indiana insurance laws and regulations, respectively.

At December 31, 1994, the Company had invested assets with a carrying value of $2.3 billion. Certain information about the Company's investment portfolio as of that date follows (dollars in millions):

                                                   Percent
                                                  of Total
                                        Carrying  Carrying
                                           Value     Value
Fixed maturity investments:
  United States government
    obligations                         $   70.3      3.1%
  Obligations of states and
    political subdivisions                  93.7      4.1
  Public utilities                         117.6      5.1
  Industrial and miscellaneous             835.6     36.5
  Mortgage-backed securities               613.7     26.9
  Other                                     31.7      1.4
Total fixed maturity investments         1,762.6     77.1
Mortgage loans on real estate              357.6     15.6
Real estate                                 27.0      1.2
Policy loans                                54.4      2.4
Equity securities                           13.0      0.6
Other long-term                             17.6      0.8
Short-term                                  52.4      2.3
Total invested assets                   $2,284.6    100.0%

On January 1, 1994, the Company adopted Statement of Financial Accounting Standards 115, "Accounting for Certain Investments in Debt and Equity Securities." As a result, most of the Company's fixed maturity investments are classified as available for sale and carried at fair value at December 31, 1994. The remaining fixed maturity investments are classified as held to maturity and carried at amortized cost, less write-downs for other-than-temporary impairments. See Note A to the Consolidated Financial Statements for further information.

Fixed Maturity Investments
The carrying value of fixed maturity investments at December
31, 1994 was $1.8 billion, or 77.1% of the Company's invested assets. The amortized cost of the Company's fixed maturity portfolio increased $120 million to $1.9 billion at December 31, 1994 from $1.8 billion at December 31, 1993. Due to the increase in market interest rates in 1994, the carrying value of the Company's fixed maturity investments compared to amortized cost declined, resulting in an unrealized loss on fixed maturity investments of $119.5 million.

The Company's policy for rating fixed maturity investments is to use the rating determined by Standard & Poor's Company or Moody's Investor Service, Inc. for publicly-traded investments. For privately-traded securities, the ratings of Duff & Phelps Credit Rating Company and Fitch Investors Service, Inc. are also recognized in defining rated securities. If an investment has a split rating (i.e., different ratings from the rating services) the Company categorizes the investment under the lowest rating. For those investments that do not have a rating from these services, the Company categorizes those investments on ratings assigned by the National Association of Insurance Commissioners (NAIC), whose ratings are as follows: NAIC Class 1 is considered equivalent to a AAA/Aaa, AA/Aa, or A rating; NAIC Class 2, BBB/Baa; and NAIC Classes 3-6, BB/Ba and below. At December 31, 1994, 7% of fixed maturity investments were rated with comparable NAIC ratings, the majority of which is $61.7 million of BBB-rated and $45.0 million of investments rated BB and lower.

The composition of the Company's fixed maturity portfolio at December 31, 1994, based on ratings follows (dollars in millions):

                                          Carrying Value
                                          as a Percent of
                                       -----------------------
                           Carrying         Fixed     Invested
                              Value    Maturities       Assets
AAA/Aaa                    $  726.6         41.2%        31.8%
AA/Aa                         134.0          7.6          5.8
A                             505.4         28.7         22.1
BBB/Baa                       305.7         17.3         13.4
BB/Ba and lower                90.9          5.2          4.0
Total Fixed Maturities     $1,762.6        100.0%        77.1%

The carrying value of the Company's high-yield investments (rated BB and lower) at December 31, 1994, was $90.9 million or 4.0% of the Company's invested assets, essentially unchanged from December 31, 1993. The Company does not anticipate any significant new investments in high-yield fixed maturity investments.

At December 31, 1994, 26.9% of the Company's invested assets were in mortgage-backed fixed maturity investments, including collateralized mortgage obligations (CMOs) and mortgage-backed pass-through securities. Mortgage-backed securities generally are collateralized by mortgages backed by the Government National Mortgage Association (GNMA), the Federal National Mortgage Association, and the Federal Home Loan Mortgage Corporation, all of which are agencies of the U.S. Government. Only GNMA mortgages are backed by the full faith and credit of the U.S. Government. Agency mortgage-backed securities are considered to have a AAA credit rating.

The carrying value of the Company's mortgage-backed securities portfolio at December 31, 1994 follows (dollars in millions):

                                                                 Carrying Value
                                                                 as a Percent of
                                                             -----------------------
                                                               Mortgage-
                                                   Carrying       Backed    Invested
                                                      Value   Securities      Assets
Agency CMOs
   Planned and target amortization classes           $247.3        40.3%       10.8%
   Sequential classes                                   8.2         1.3         0.4
   Support classes                                      5.1         0.9         0.2
   Accrual classes                                      7.9         1.3         0.4
Total agency CMOs                                     268.5        43.8        11.8
Non-agency CMOs
   Planned amortization classes                        11.6         1.9         0.5
   Sequential classes                                   9.2         1.5         0.4
   Accrual classes                                      2.0         0.3         0.1
Total non-agency CMOs                                  22.8         3.7         1.0
Total CMOs                                            291.3        47.5        12.8
Non-agency mortgage-backed pass-through securities      4.3         0.7         0.2
Agency mortgage-backed pass-through securities        318.1        51.8        13.9
Total mortgage-backed securities                     $613.7       100.0%       26.9%

In some instances, the Company invests in non-agency mortgage-backed securities, primarily highly-rated CMOs. At December 31, 1994, $20.2 million, or 88.2%, of the Company's non-agency CMOs were rated AAA. The credit risk associated with non-agency mortgage-backed securities is generally greater than that of agency mortgage-backed securities.

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

Planned amortization class and target amortization class tranches, which together comprised 11.3% of the Company's invested assets at December 31, 1994, are designed to amortize in a manner that shifts the primary risk of prepayment of the underlying collateral to investors in other tranches of the CMO.

Sequential classes, which comprised 0.8% of the Company's invested assets at December 31, 1994, may have prepayment characteristics similar to mortgage-backed pass-through securities. Accrual classes, which comprised 0.5% of the Company's invested assets at December 31, 1994, have prepayment characteristics similar to sequential classes when receiving principal payments. Support classes, which comprised 0.2% of the Company's invested assets at December 31, 1994, are the most sensitive to prepayment risk.

Mortgage Loans

The Company's mortgage loan portfolio at December 31, 1994, shown by geographic distribution, year of maturity, and property type follows (dollars in millions):

Geographic Distribution of Mortgage Loans - Top Eight States
At December 31, 1994
                     Percent     Amount
                     ------------------
California             17.2%      $61.4
Indiana                13.0        46.4
Illinois               12.6        45.0
Florida                 9.0        32.2
Texas                   8.9        31.7
North Carolina          5.5        19.7
Georgia                 3.8        13.7
Wisconsin               3.1        11.1

Mortgage Loans by Year of Maturity
                        Scheduled
                        Principal     Balloon
                         Payments    Payments       Total
1995                       $  8.9      $ 21.3      $ 30.2
1996                          9.6        33.3        42.9
1997                         10.2        23.9        34.1
1998                         10.5        13.0        23.5
1999                         10.8         9.5        20.3
2000 and thereafter          88.3       118.3       206.6
Total                      $138.3      $219.3      $357.6

Property Type Distribution of Mortgage Loans
At December 31, 1994
Retail             59.3%
Office             11.7
Industrial          8.8
Medical             6.6
Other              13.6
Total             100.0%

The Company had investments in mortgage
loans of $357.6 million at December 31, 1994 compared to $391.7 million at December 31, 1993. Investments in mortgage loans declined primarily due to prepayments and amortization of the mortgage loan portfolio during 1994. Of the outstanding loans at December 31, 1994, loans with a carrying value of $1.6 million (net of allowances of $0.3 million) or 0.5% were delinquent 60 days or more as to interest or principal, far better than recent industry averages.

The Company actively manages its non-current investments through restructuring of mortgages and sales and leasing of foreclosed real estate in order to achieve the highest current return as well as to preserve capital. Restructured loans, where modifications of the terms of the mortgage loan have generally occurred and which are considered current investments, had a carrying value of $16.6 million at December 31, 1994 compared to $16.9 million at December 31, 1993.

In the first quarter of 1994, the Company decided that in order to provide better matching between the characteristics of its assets and liabilities to no longer make new investments in mortgage loans except for purchase money loans and expansion of the Company's properties. The Company will retain its existing mortgage loans.

Real Estate

The Company's real estate investments totaled $27.0 million
(net of allowances of $2.5 million) at December 31, 1994 compared to $39.1 million (net of allowances of $8.6 million) at December 31, 1993. At December 31, 1994, $4.7 million of the real estate investments were acquired through mortgage loan foreclosure, compared to $14.6 million at December 31, 1993. The decline was primarily due to sales of foreclosed real estate investments. The Company does not anticipate any new acquisition of real estate other than through foreclosure of mortgage loans.

Equity Securities

At December 31, 1994, the Company had investments in common stocks and nonredeemable preferred stocks of $1.7 million that are carried at fair value. The remaining $11.3 million of equity securities is the Company's investment in its Separate Account and is carried at cost. The Company does not anticipate any significant change in the size of its equity securities portfolio.

Liquidity and Capital Resources

Cash Flows. During 1994, the Company's operating activities generated cash of $84.3 million compared to $104.7 million in 1993. The decrease in cash provided by operations in 1994 resulted primarily from increased benefits, the return of funds held for a terminated group life insurance contract, and an increase in income taxes paid.

Investing activities (purchases and sales of investments) used cash of $48.4 million in 1994 compared to $130.8 million in 1993, primarily for the purchase of fixed maturity investments in both periods. Sales of short-term securities partially funded these purchases. The decrease in purchases was primarily due to the use of cash by financing activities combined with the decrease in cash generated by operating activities discussed above.

Financing activities used cash of $39.1 million in 1994 and provided cash of $27.1 million in 1993. In 1993, $48.2 million of cash was provided by the sale of the Company's Common Stock, partially offset by the payment of $17.4 million of short-term notes payable and $9.5 million of mortgage and other notes payable. The decrease in cash from financing was also caused by increased policyholder withdrawals primarily at WNIC, where the Company maintains a closed block of interest-sensitive business.

Liquidity. The fair value of the Company's investment portfolio, primarily fixed maturity investments, is affected by changing interest rates. When interest rates rise, the fair value of the Company's fixed maturity investments declines. In addition, the value of the Company's policy liabilities decreases. In periods of declining interest rates, the fair value of the Company's fixed maturity investments increases, accompanied by an increase in the value of its policy liabilities. The Company estimates that a one percentage point change in market interest rates would have an inverse effect on the fair value of its fixed maturity investments of approximately 6%.

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

The Company held cash and short-term investments of $59.7 million at December 31, 1994. Management believes the balance of cash and short-term investments plus cash inflow from premium revenues, investment income, and investment maturities is more than sufficient to meet the requirements of the Company and its subsidiaries.

Dividends. The Company's primary sources of funds to pay dividends to shareholders are investments held at the parent and dividends from WNIC. These dividends are subject to restrictions set forth by the Illinois Insurance Department. Illinois regulations limit the amount of cash that can be withdrawn from WNIC to the greater of the previous year's statutory earnings or 10% of statutory capital and surplus.

UPI is wholly owned by United Presidential Corporation, an insurance holding company that is 71% owned by WNIC and 29% owned by WNC. UPI is not considered a source of funds for dividends to shareholders of the Company for the foreseeable future in order to conserve capital at that subsidiary.
Stock Offering. During the third quarter of 1993, the Company issued
2,133,000 shares of Common Stock in a secondary stock offering. The sale of the additional shares resulted in an increase in shareholders' equity of $47.3 million and a decrease in 1993 primary earnings of 4.3% or $.11 per share.

Health Care Reform

Congress adjourned in the fall of 1994 without passing a health care reform proposal. However, the Company expects that health care reform will again be an issue before Congress in 1995. With the make-up of the new Congress decidedly different than last year, there is speculation that the legislature would attempt steps at insurance reform, as opposed to large-scale health care reform.

In addition to reform proposals on a national basis, legislative efforts to reform health care at the state level may intensify. The potential reform plans at the federal and state levels may: (i) partially or fully replace products sold by insurers; (ii) limit the ability of insurers to charge higher rates to or decline to cover insureds who present greater risks; (iii) limit the ability of insurers to exclude coverage for pre-existing conditions; (iv) mandate the types of insurance benefits to be provided in certain instances; (v) impose insurance rate regulation or additional taxes on insurance premiums or benefits;
(vi) increase competition by expanding employee choice of insurance plans and by requiring the employee to bear the full cost increment for higher priced plans; or (vii) establish programs run by the government that would compete with or replace business written by the Company.

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

A. M. Best's 15 categories of rating for insurance companies currently range from "A++ (Superior)" to "F (In Liquidation)." According to A. M. Best, an "A" or "A-" rating is assigned to companies which, in A. M. Best's opinion, have achieved excellent overall performance when compared to the standards of the life insurance industry and generally have demonstrated a strong ability to meet their obligations to policyholders over a long period of time. Many of the Company's competitors have A.M. Best ratings of "A-" or lower, and the Company believes the insurance subsidiaries' A.M. Best ratings are adequate to enable them to compete successfully. A.M. Best ratings are based upon factors of concern to policyholders, agents, and intermediaries and are directed toward the protection of policyholders, not investors.

A. M. Best uses a variety of qualitative and quantitative measures in determining a company's rating and surplus adequacy. The Company expects that both WNIC and UPI will continue to meet A.M. Best's standards for an "A-" rating based on 1994 results.

Inflation and Changing Prices

Inflation and changing prices are anticipated by the Company in the pricing of its insurance products. Significant components of health insurance benefits are the medical care inflation rate, policyholder utilization of medical services, and cost-shifting, which is the transfer of medical care provider expenses that are not reimbursed by governmental plans and HMOs to private insurers. WNIC's health insurance pricing assumptions regarding these factors declined significantly in 1994 reflecting a decline in medical care inflation and stability in the general inflation rate. For the first quarter of 1995, these assumptions have not changed materially.

The effect of inflation on operating expense has not been significant.


Item 8. Financial Statements and Supplementary Data


Consolidated Balance Sheet
(000s omitted)

           December 31,                                                        1994              1993
                                                                            ----------------------------
Assets     Investments
              Fixed maturities-
                Available for sale at fair value (cost: $1,768,181)         $1,649,453      $         _
                Held to maturity at cost (fair value: $112,368; $134,448)      113,116          128,184
                Held for sale at cost (fair value: $1,708,677)                       _        1,632,609
              Mortgage loans on real estate                                    357,641          391,667
              Real estate                                                       26,997           39,086
              Policy loans                                                      54,368           52,285
              Equity securities at fair value (cost:  $13,218; $15,903)         13,047           15,860
              Other long-term                                                   17,625           21,032
              Short-term                                                        52,387           75,302
              Total Investments                                              2,284,634        2,356,025
              Cash                                                               7,272           10,441
              Deferred acquisition costs                                       293,850          256,956
              Reinsurance recoverables and prepaid premiums                     54,842           56,314
              Accrued investment income                                         33,084           32,386
              Insurance premiums in course of collection                        14,857           25,159
              Property and equipment                                            22,988           26,198
              Goodwill                                                          19,092           21,772
              Separate Account                                                  42,178           44,589
              Other                                                             37,771           24,579
              Total Assets                                                   $2,810,568      $2,854,419

Liabilities   Policy liabilities                                             $2,354,818      $2,331,471
              General expenses and other liabilities                            121,685         121,916
              Mortgage payable                                                    1,907           2,434
              Income taxes (1994 current:  $316)                                (16,343)          5,064
              Separate Account                                                   42,178          44,589
              Total Liabilities                                               2,504,245       2,505,474

Shareholders' Convertible Preferred Stock                                           723             723
Equity        Common Stock                                                      124,842         124,145
              Retained earnings                                                 302,759         284,938
              Net unrealized losses on investments                              (61,356)            (43)
              Unfunded pension loss                                              (2,648)         (2,821)
              Cost of Common Treasury Stock                                     (57,997)        (57,997)
              Total Shareholders' Equity                                        306,323         348,945
              Total Liabilities and Shareholders' Equity                     $2,810,568      $2,854,419

See notes to consolidated financial statements.


Consolidated Statement of Operations
(000s omitted, except per share amounts)

                Year Ended December 31,                        1994         1993        1992
                                                             ----------------------------------
Revenues        Insurance premiums and policy charges        $468,386     $438,822    $380,970
                Net investment income                         182,007      183,735     187,137
                Realized investment losses                     (1,606)        (354)     (4,618)
                Other                                           8,142        6,324       6,953
                Total Revenues                                656,929      628,527     570,442

Benefits and    Insurance benefits paid or provided           435,802      420,358     409,840
Expenses        Insurance and general expenses                138,428      131,512     107,092
                Amortization of deferred acquisition costs     38,053       37,943      27,120
                Total Benefits and Expenses                   612,283      589,813     544,052

Earnings        Income before income taxes and cumulative
                  effect of changes in accounting principles   44,646       38,714      26,390
                Income taxes                                   13,345       10,498       9,538
                Income before cumulative effect of changes
                  in accounting principles                     31,301       28,216      16,852
                Cumulative effect of changes in accounting
                  principles-net of related tax effects             -       (1,550)    (22,819)
                Net Income (Loss)                           $  31,301    $  26,666    $ (5,967)

Share Data      Primary Earnings Per Share
                Income before cumulative effect             $    2.53    $    2.59    $   1.65
                Cumulative effect of changes in accounting
                  principles                                        -         (.14)      (2.28)
                Net Income (Loss) Per Share                 $    2.53    $    2.45    $   (.63)
                Average shares and equivalents outstanding     12,225       10,755       9,989

                Fully Diluted Earnings Per Share
                Income before cumulative effect             $    2.50    $    2.56    $   1.65
                Cumulative effect of changes in accounting
                  principles                                        -         (.14)      (2.28)
                Net Income (Loss) Per Share                 $    2.50    $    2.42    $   (.63)
                Average shares and equivalents outstanding     12,496       11,026       9,989

See notes to consolidated financial statements.



Consolidated Statement of Cash Flows
(000s omitted)

                Year Ended December 31,                               1994            1993           1992
                                                                  -------------------------------------------
Operating       Net income (loss)                                 $    31,301     $    26,666     $    (5,967)
Activities      Adjustments to reconcile to net cash provided
                  by operating activities

                     Increase in policy liabilities                    48,998          80,440          82,513
                     Deferred acquisition costs                        (3,894)        (15,282)        (30,788)
                     Change in premiums in course of collection        10,302         (12,077)          6,963
                     Change in reinsurance receivable                 (11,387)          4,587               -
                     Changes in accounting principles - net of tax          -           1,550          22,819
                     Other, net                                         8,938          18,797          17,729
                Net Cash Provided by Operating Activities              84,258         104,681          93,269

Investing       Proceeds from sales
Activities           Fixed maturities - available for sale            113,375               -               -
                     Fixed maturities                                       -         261,313         123,549
                     Equities, mortgage loans, real estate, and other  18,449          55,354          68,854
                Proceeds from maturities and redemptions
                     Fixed maturities - available for sale            155,684               -               -
                     Fixed maturities - held to maturity               17,313               -               -
                     Fixed maturities                                       -         266,217         435,506
                     Equities, mortgage loans, real estate, and other  58,666          73,763          85,864
                Cost of purchases
                     Fixed maturities - available for sale           (399,418)              -               -
                     Fixed maturities - held to maturity               (5,000)              -               -
                     Fixed maturities                                       -        (726,358)       (775,858)
                     Equities, mortgage loans, real estate, and other (26,258)        (40,661)       (110,140)
                Increase in policy loans                               (2,083)           (784)         (1,815)
                Purchases of property and equipment                    (2,008)         (7,824)         (5,369)
                Net (increase) decrease in short-term investments      22,915         (11,866)         39,436
                Net Cash Used by Investing Activities                 (48,365)       (130,846)       (139,973)

Financing       Policyholder account deposits                         143,627         142,871         174,841
Activities      Policyholder account withdrawals                     (169,278)       (124,795)       (128,815)
                Change in short-term notes payable                          -         (17,350)         10,714
                Repayment of mortgage and long-term notes payable        (527)         (9,536)          (822)
                Proceeds from mortgage and long-term notes payable          -               -          4,400
                Dividends to shareholders                             (13,480)        (12,236)       (11,050)
                Proceeds from sale of Common Stock                        596          48,181            428
                Purchase of Common Stock                                    -               -            (21)
                Net Cash Provided (Used) by Financing Activities      (39,062)         27,135         49,675

Change in       Increase (Decrease) in Cash                            (3,169)            970          2,971
Cash            Cash at Beginning of Year                              10,441           9,471          6,500
                Cash at End of Year                                 $   7,272      $   10,441     $    9,471


See notes to consolidated financial statements.



Consolidated Statement of Shareholders' Equity
(000s omitted)

                     Year Ended December 31,                        1994         1993           1992
                                                                  -------------------------------------
Convertible
Preferred Stock      Balance at end of year                       $    723     $    723      $     727

Common Stock         Balance at beginning of year                  124,145       75,960         75,527
and Additional         Sale on open market                               -       47,263              -
Paid-In Capital        Other issuances                                 697          922            433
                     Balance at end of year                        124,842      124,145         75,960

Retained             Balance at beginning of year                  284,938      270,508        287,525
Earnings                Net income (loss)                           31,301       26,666         (5,967)
                        Common stock dividends                     (13,118)     (11,874)       (10,686)
                        Preferred stock dividends                     (362)        (362)          (364)
                     Balance at end of year                        302,759      284,938        270,508

Net Unrealized       Balance at beginning of year                     (43)          111         (3,248)
Gains (Losses) on    Effect of change in accounting principle       41,644            -              -
Investments          Change during year                           (102,957)        (154)         3,359
                     Balance at end of year                        (61,356)         (43)           111

Unfunded Pension     Balance at beginning of year                   (2,821)      (1,269)        (2,498)
Loss                 Change during year                                173       (1,552)         1,229
                     Balance at end of year                         (2,648)      (2,821)        (1,269)

Cost of Common
Treasury Stock       Balance at beginning and end of year          (57,997)     (57,997)       (57,997)

Shareholders' Equity Total Shareholders' Equity at End of Year    $306,323     $348,945       $288,040



Capital Stock Activity
 (000s omitted)

                     Year Ended December 31,                        1994         1993           1992
                                                                  -------------------------------------
Convertible
Preferred Stock      Shares at end of year                             145          145            145

Common Stock         Shares at beginning of year                    15,501       13,295         13,262
                        Sale on open market                              -        2,133              -
                        Other issuances                                 45           73             33
                     Shares at end of year                          15,546       15,501         13,295

Common Treasury
Stock                Shares at end of year                          (3,383)      (3,383)        (3,383)

                     Common Shares Outstanding at End of Year       12,163       12,118          9,912

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

Reclassifications

Certain amounts in the 1993 and 1992 financial statements have been reclassified to conform to the 1994 presentation.

New Accounting Standards

Effective January 1, 1994, WNC adopted Statement of Financial
Accounting Standards (SFAS) 115, "Accounting for Certain Investments in Debt and Equity Securities," issued by the Financial Accounting Standards Board (FASB) in 1993. The statement requires the Company to segregate its fixed maturity portfolio into three separate classifications: investments held to maturity, trading securities, and investments available for sale.

Investments held to maturity are those fixed maturities that the Company has a positive intent and ability to hold to maturity. These securities are carried at amortized cost less write-downs for other-than-temporary impairments. Trading securities consist of those fixed maturity and equity securities held for short periods of time and are carried on the balance sheet at fair value, with any change in value reported as a component of income. Available for sale investments consist of those securities that do not meet the criteria of either investments held to maturity or trading securities and are carried on the balance sheet at fair value. Changes in fair values of available for sale securities, after adjustment of deferred acquisition costs (DAC), are reported as unrealized gains or losses directly in shareholders' equity and, accordingly, have no effect on net income. The DAC offsets represent valuation adjustments or reinstatements of DAC that would have been required as charges or credits to operations had such unrealized amounts been realized. The effect of the adjustment to fair value and the change to DAC is tax effected. If a decrease in the value of fixed maturity investments is other-than-temporary, the loss is recognized as a realized loss. The effect of the adoption of this standard on shareholders' equity is as follows:

(000s omitted)                              12/31/94         1/1/94
Fair value adjustment to available
  for sale fixed maturity securities       $(118,728)     $  74,273
DAC adjustment                                33,000        (18,630)
Deferred tax adjustment                       24,543        (13,999)
Net unrealized gain(loss) on
  fixed maturities available for sale      $ (61,185)     $  41,644

At December 31, 1994, the unrealized loss was primarily due to the increase in interest rates in 1994.

In 1993, these securities were primarily classified as held for sale and carried at the lower of market or amortized cost less write-downs for other- than-temporary impairments.

The Company foresees that this standard will continue to result in an increase in the volatility of shareholders' equity as the standard does not permit a corresponding adjustment to the liabilities that these assets support.

In October 1994, the FASB issued SFAS 119, "Disclosure about
Derivative Financial Instruments and Fair Value of Financial Instruments." The statement requires additional disclosure of information on derivative financial instruments such as forward, futures, swap, and option contracts. The Company does not have any such instruments. However, the Company does have certain financial commitments to extend credit and fund investments that are included in the disclosure requirements of this statement and these are discussed in Note H.

Effective December 1994, the Company adopted the American
Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 94-5, "Disclosure of Certain Matters in the Financial Statements of Insurance Enterprises." This SOP requires additional disclosure on statutory accounting that is included in Note I.

SFAS 114, "Accounting by Creditors for Impairment of a Loan," and its amendments, will be adopted by the Company effective January 1, 1995. The standard provides measurement criteria for determining the carrying value when it is probable that a loan has been impaired and for disclosing of information about investments in impaired loans. A loan is considered impaired when it is probable that the Company will not collect all amounts due under the contractual terms. The impairment is recognized by a valuation allowance which may be subsequently increased or decreased based on changes in the measurement criteria. The statement applies to essentially all loans in the Company's mortgage loan portfolio. The adoption will not have a material impact on the financial statements.

Cumulative Effect of Accounting Changes

Net income in 1993 includes a one-time cumulative effect adjustment of $1,550,000, net of taxes of $834,000, for the adoption of SFAS 112 "Employers' Accounting for Postemployment Benefits." Net income in 1992 includes one-time cumulative effect adjustments of $20,126,000, net of taxes of $10,368,000, for the adoption of SFAS 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," and $2,693,000 for the adoption of SFAS 109, "Accounting for Income Taxes."

Investments

Fixed Maturities. Fixed maturity investments are securities that mature more than one year after issuance. They include bonds, notes, and redeemable preferred stocks. Investments in fixed maturities are intended to be used by WNC as part of its asset/liability matching strategy. Effective in 1994 with the adoption of SFAS 115, the Company classifies its fixed maturity investments as either available for sale investments or held to maturity investments.

Equity Securities. Equity securities include an investment of Washington National Insurance Company's (WNIC) funds in its Separate Account, nonredeemable preferred stocks, and common stocks. The Separate Account investment is carried at cost. The stocks of non-related companies are carried at fair value derived from either a major securities exchange or the National Association of Securities Dealers Automated Quotation System. Unrealized gains and losses on these securities are recorded directly in shareholders' equity. Other-than-temporary declines below cost are recorded as realized losses.

Mortgage Loans on Real Estate. Mortgage loans on real estate are carried at unpaid principal net of unearned discount and allowance for possible loan losses. Allowance for mortgage loan losses is based on an evaluation of the mortgage loan portfolio, past credit loss experience, and current economic conditions. Loans considered permanently impaired are written down to their net realizable value.

Real Estate Investments. Real estate investments are principally carried at cost less allowances for depreciation and possible losses. Foreclosed real estate is considered available for sale and is recorded at the lower of current carrying value or fair value less estimated costs of disposal.

Other Long-term Investments. Other long-term investments consist principally of venture capital investments and are carried at cost less other-than-temporary impairments.

Short-term Investments. Short-term investments include commercial paper, variable demand notes, and money market funds and are carried at cost, which approximates fair value.

Investment Income. Interest on fixed maturities, loans, and notes is recorded as income as it is earned. Income is adjusted for any amortization of premium or discount on these investments including adjustments resulting from prepayments or expected changes in prepayments on mortgage-backed securities. Income on impaired loans, real estate, and other long-term investments is recorded principally on a cash basis. Dividends are recorded as income on ex-dividend dates. Investment expenses are accrued as incurred.

Realized Investment Gains or Losses. When an investment is sold, its selling price may be higher or lower than its carrying value. Using the specific identification method, the difference between the selling price and the carrying value is recorded as a realized gain or loss. Investments that have declined in fair value below cost, for which the decline is judged to be other-than-temporary, are written down to their estimated fair value. Write downs and allowances for losses on mortgage loans are included in realized investment losses.

Depreciation

Provisions for depreciation of real estate investments and home office properties are computed using primarily the straight-line method over the estimated useful lives. Accumulated depreciation on real estate investments at December 31 was $25,086,000 and $24,184,000 in 1994 and 1993, respectively.
Accumulated depreciation on home office property and equipment at December 31 was $2,434,000 and $1,101,000 in 1994 and 1993, respectively.

Insurance Premiums and Policy Charges

Insurance premiums and policy charges include reinsurance premiums assumed and are net of reinsurance ceded. Health insurance premiums are earned and recognized pro rata over the terms of the policies. Premiums for traditional life insurance products are recognized as revenues when due. Revenues for certain interest-sensitive products consist of charges earned and assessed against policy account balances during the period for the cost of insurance, policy initiation fees, policy administration expenses, and surrender charges.

Deferred Acquisition Costs

Costs directly associated with the acquisition of new business are generally deferred and amortized. For traditional life insurance and health insurance products, costs are amortized over the premium-paying period of the products based on assumptions used in calculating policy benefit reserves. For certain interest-sensitive products, costs are generally amortized over the estimated lives of the products in relation to the present value of estimated gross profits from surrender charges and investment, mortality, and expense margins. Amortization for the products is adjusted periodically to reflect differences in actual and assumed gross profits.

DAC is increased for the estimated effect of realizing unrealized investment losses and decreased for the estimated effect of realizing unrealized investment gains. The offset to these amounts is recorded directly to shareholders' equity.

The unamortized cost of purchased insurance in force is included in DAC. Amortization is primarily in relation to the present value of estimated gross profits over the estimated twenty-two year remaining life of the related insurance in force with interest rates ranging from 7.5% to 8.5%.

The changes in the unamortized cost of purchased insurance in force for the years ended December 31 follow:

(000s omitted)                       1994       1993       1992
Balance at beginning of year      $41,902    $47,039    $33,996
   Interest on unamortized
      balance                       3,136      3,436      4,016
   Amortization                    (6,026)    (8,573)    (8,486)
   Effect of unrealized
      investment losses             6,270          -          -
   Change in accounting
      principle for income taxes        -          -     17,513
Balance at end of year            $45,282    $41,902    $47,039

The estimated percentage of the December 31, 1994 balance before the effect of unrealized investment losses to be amortized over the next five years follows:

 1995          14.6%
 1996          14.4%
 1997          14.0%
 1998          13.1%
 1999          12.9%

Policy Liabilities

Liabilities for future policy benefits for traditional life insurance products are determined using the present value of future net premiums, benefits and expenses, and the net level valuation method, based on estimates of future investment yield, mortality, and withdrawal rates, adjusted to provide for possible adverse deviation. Interest rate assumptions are graded and ranged from 4.5% to 7.5%. Withdrawal assumptions are based principally on experience and vary by issue age, type of coverage, and duration.

Liabilities for future policy benefits of certain interest-sensitive products are policy account balances before applicable surrender charges, certain deferred policy initiation fees that are recognized as income over the term of the policies, and a provision for the return of the cost of insurance charges. Policy benefits and claims that are charged to expense include interest credited to policy account balances, benefit claims incurred in the period in excess of related policy account balances, and provision for the return of the cost of insurance charges. Credited interest rates for these products ranged from 4.0% to 7.3% at December 31, 1994.

Liabilities for policy and contract claims are determined using case-basis evaluations and statistical analyses. These liabilities represent estimates of the ultimate expected cost of incurred claims. Any required revisions in these estimates are included in operations in the period when the revisions are made.

Goodwill

The cost of purchased businesses in excess of net assets acquired is reported as goodwill and is amortized on a straight-line basis, generally over thirty-five years. Goodwill is evaluated based on the prospect of continued growth and the long-term nature of the insurance policies sold. The asset value is considered appropriate. Accumulated amortization of goodwill was $6,842,000 and $6,023,000 at December 31, 1994 and 1993, respectively.

Separate Account

Separate Account assets and liabilities are principally carried at fair value and represent funds that are separately administered for annuity contracts for which the contract holders bear the investment risk. Investment income and realized gains and losses allocable to Separate Accounts generally accrue to the contract holders and are excluded from the Consolidated Statement of Operations.

Income Taxes

The accounting policies of WNC result in deferred taxes being provided for significant temporary differences between financial statement and tax return bases, using the asset and liability method. These differences result primarily from policy reserves, DAC, certain investments, and reserves for postretirement benefits. WNC and its subsidiaries file a consolidated life/nonlife federal income tax return.

Reinsurance

The insurance subsidiaries of WNC reinsure a portion of their life insurance, annuity, and health insurance risks with other insurance companies to minimize their exposure to loss. The Company's policy on claim exposure for the life insurance and annuity business is to retain a maximum of $300,000 of life insurance exposure on any one individual ($400,000 with accidental death coverage). For group insurance products, the Company limits its paid-claim exposure in any one calendar year to $750,000 per claim for major medical coverage and $250,000 per claim for individual stop-loss. The Company retains a maximum of 50% of each long-term disability and long-term care claim, and limits its group term life insurance exposure to $200,000 per life ($400,000 with accidental death coverage). The Company's reinsurance for individual health insurance claims is designed to protect the Company from an excessive amount of claims over $250,000 on an individual claim basis.

Substantially all of the reinsurance ceded by the Company is to entities rated "A" or better by A. M. Best, or to entities required to maintain assets in an independent trust fund whose fair value is sufficient to discharge the obligations of the reinsurer. To the extent that any reinsurance company is unable to meet its obligations under the agreements, WNC's insurance subsidiaries remain liable.

Benefit amounts paid directly by the Company for insurance claims covered under reinsurance ceded agreements are recorded as reinsurance recoverables to the extent not already reimbursed. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

Substantially all of the reinsurance assumed by the Company as of December 31, 1994, relates to individual health insurance. It is on a 50% or 100% coinsurance basis and is accounted for in a manner similar to the direct business.


Note B
Investments

Fixed Maturities

A comparison of amortized cost to fair value of fixed maturity investments by category at December 31, 1994 and 1993 follows:

                                                                       Gross        Gross
                                                      Amortized   Unrealized   Unrealized          Fair
(000s omitted)                                             Cost        Gains       Losses         Value
Fixed maturities                                                            1994
                                                     --------------------------------------------------
Available for sale
   United States government obligations              $   74,293      $   265  $    4,577     $   69,981
   Obligations of states and political subdivisions      75,555        1,215       5,286         71,484
   Public utilities                                     131,184           20      13,650        117,554
   Industrial and miscellaneous                         798,018        5,091      53,406        749,703
   Mortgage-backed securities                           655,286        3,232      49,315        609,203
   Other                                                 33,845           63       2,380         31,528
Total available for sale                              1,768,181        9,886     128,614      1,649,453
Held to maturity
   United States government obligations                     251            -           -            251
   Obligations of states and political subdivisions      22,109          860          45         22,924
   Industrial and miscellaneous                          86,027          845       2,591         84,281
   Mortgage-backed securities                             4,529          181           -          4,710
   Other                                                    200            2           -            202
Total held to maturity                                  113,116        1,888       2,636        112,368
Total fixed maturities                               $1,881,297      $11,774    $131,250     $1,761,821


                                                                            1993
                                                     --------------------------------------------------
Held for sale
   United States government obligations              $   52,010      $ 3,784    $     93     $   55,701
   Obligations of states and political subdivisions      55,947        3,888         538         59,297
   Public utilities                                     137,132        5,501       1,701        140,932
   Industrial and miscellaneous                         655,068       41,643         849        695,862
   Mortgage-backed securities                           695,246       24,410       1,571        718,085
   Other                                                 37,206        2,382         788         38,800
Total held for sale                                   1,632,609       81,608       5,540      1,708,677
Held to maturity
   United States government obligations                   3,636            2           -          3,638
   Obligations of states and political subdivisions      27,182        1,817           -         28,999
   Industrial and miscellaneous                          90,566        3,918           -         94,484
   Mortgage-backed securities                             6,540          507           -          7,047
   Other                                                    260           20           -            280
Total held to maturity                                  128,184        6,264           -        134,448
Total fixed maturities                               $1,760,793      $87,872    $  5,540     $1,843,125

(a) Amortized cost is net of other-than-temporary impairments in 1994 and 1993 and an allowance for high-yield bonds in 1993.

Fixed maturities had an increase (decrease) in unrealized gains
(the excess of fair value over amortized cost) of $(201,808,000), $25,438,000 and $(4,245,000) in 1994, 1993, and 1992, respectively.

The amortized cost and fair value of fixed maturities at December 31, 1994, by contractual maturity, follow. Expected maturities differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                Amortized                 Fair
(000s omitted)                       Cost                Value
Available for sale:
   Fixed maturities, excluding
      mortgage-backed securities
         Due in 1995           $    3,599           $    3,583
         Due in 1996 - 1999       114,384              114,093
         Due in 2000 - 2004       397,876              375,100
         Due after 2004           597,036              547,474
   Mortgage-backed securities     655,286              609,203
Total available for sale       $1,768,181           $1,649,453

Held to maturity:
   Fixed maturities, excluding
      mortgage-backed securities
         Due in 1995           $    1,150           $    1,159
         Due in 1996 - 1999        34,366               34,353
         Due in 2000 - 2004        35,929               36,101
         Due after 2004            37,142               36,045
   Mortgage-backed securities       4,529                4,710
Total held to maturity         $  113,116           $  112,368
Total fixed maturities         $1,881,297           $1,761,821

At December 31, 1994, gross unrealized gains and losses on investments in equity securities amounted to $88,000 and $259,000, respectively.

Mortgage Loans

A rollforward of the allowance for mortgage loan losses follows:

(000s omitted)               1994       1993
Balance at January 1      $12,031    $11,618
Net additions               1,501      3,475
Deductions                  5,500      3,062
Balance at December 31    $ 8,032    $12,031

Investment Gains and Losses

Details of realized investment gains (losses) for the years ended
December 31 follow:

(000s omitted)                  1994        1993        1992
Fixed maturities:
   Gross gains               $ 2,026    $ 20,650     $ 9,798
   Gross losses               (3,760)    (12,532)     (4,177)
Total fixed maturities        (1,734)      8,118       5,621
Equity securities              1,371          47      (1,746)
Mortgage loans                   (82)       (377)     (4,934)
Real estate and other         (1,161)     (8,142)     (3,559)
Realized investment losses   $(1,606)   $   (354)    $(4,618)

Investment Income

Major sources of net investment income for the years ended
December 31 follow:

(000s omitted)                1994       1993       1992
Fixed maturities          $147,396   $141,809   $136,409
Equity securities              301      1,505      3,530
Mortgage loans              34,982     42,030     49,147
Real estate and other        7,924     11,431     11,241
Policy loans                 3,459      3,460      3,369
Short-term investments       2,765      2,398      3,938
Gross investment income    196,827    202,633    207,634
Investment expenses         14,820     18,898     20,497
Net investment income     $182,007   $183,735   $187,137

Investment expenses consist primarily of real estate expenses.

As of December 31, 1994, the carrying value of investments that produced no income for the previous twelve month period was $17,374,000 or less than 1% of invested assets.

Other

During 1994, 1993, and 1992, non-cash investing activities totaled $4,009,000, $4,869,000, and $14,302,000, respectively and consisted of real estate acquired through foreclosure of mortgage loans and in 1994 a venture capital distribution of common stock.


Note C
Income Taxes

Components of WNC's deferred tax liabilities and assets at December
31 follow:

(000s omitted)                              1994        1993
Deferred tax liabilities:
   DAC                                  $ 97,322   $  85,114
   Accrued bond discount                   1,312       1,038
   Joint ventures and venture
      capital investments                  1,025       1,525
   Other                                   2,791       2,749
   Total deferred tax liabilities        102,450      90,426
Deferred tax assets:
   Policy liability adjustments           63,349      66,091
   Unrealized investment losses           41,452           -
   Liabilities for employee benefits      13,858      13,930
   Realized investment losses             11,557      15,586
   Other                                   4,599       4,658
   Total deferred tax assets             134,815     100,265
Valuation allowance                      (15,706)    (14,903)
Deferred tax assets, net of
 valuation allowance                     119,109      85,362
Net deferred tax (assets) liabilities   $(16,659)  $   5,064

The nature of WNC's deferred tax assets and liabilities is such that the general reversal pattern for these temporary differences is expected to result in a full realization of WNC's deferred tax assets other than capital gain or loss items.

At December 31, 1994, WNC had capital loss carryforwards for tax return purposes of $1,510,000 that expire in 1996. For financial reporting purposes, a valuation allowance of $15,706,000 has been recognized to offset the deferred tax assets related to those carryforwards, investment loss reserves, and other capital-loss-related deferred tax assets not expected to be realized. The valuation allowance was increased by $803,000 in 1994 and reduced by $3,272,000 in 1993.

The Omnibus Budget Reconciliation Act of 1993 changed WNC's prevailing federal income tax rate from 34% to 35% effective January 1, 1993.

The following reconciles the difference between the actual tax provision and the amounts obtained by applying the statutory federal income tax rates of 35% for 1994 and 1993 and 34% for 1992 to the income before income taxes and cumulative effect of changes in accounting principles:

(000s omitted)                      1994       1993       1992
Income tax at statutory rate
  applied to income before
  taxes and cumulative effect
  of changes in accounting
  principles                     $15,626    $13,550    $ 8,973
Tax benefit (expense) not
  recognized on certain
  GAAP-basis capital
  gains or losses                 (2,179)    (2,870)     1,437
Investment income not taxed         (732)    (1,035)    (1,514)
Amortization of purchase
  accounting adjustments             523        247        333
Other                                107        606        309
Provision for income taxes       $13,345    $10,498    $ 9,538
Comprised of:
    Current expense              $ 9,432    $ 4,328    $ 9,884
    Deferred expense (benefit)     3,913      6,170       (346)
Income tax expense               $13,345    $10,498    $ 9,538

Prior to 1984, WNC's life insurance subsidiaries were required to accumulate certain untaxed amounts in a memorandum "policyholders' surplus account." Under the Tax Reform Act of 1984, the "policyholders' surplus account" balances were "capped" at December 31, 1983 and the balances will be taxed only to the extent distributed to shareholders or when they exceed certain prescribed limits. WNC's life insurance subsidiaries do not intend to make any taxable distributions or exceed the prescribed limits in the foreseeable future; therefore, no income tax provision has been made for those purposes. However, if such taxes were assessed, the amount of tax payable would be $19,851,000. As of December 31, 1994, the combined "policyholders' surplus account" of WNC's life insurance subsidiaries approximates $56,717,000.

Under current and prior law, income of WNC's life insurance subsidiaries taxed on a current basis is accumulated in a shareholders' surplus account and can be distributed without tax to WNC. At December 31, 1994, this shareholders' surplus was $256,043,000.

Federal income taxes paid by WNC were $8,120,000, $4,100,000, and $8,700,000 in 1994, 1993, and 1992, respectively. WNC has a nonlife net operating loss carryforward for tax purposes of $451,000 that will begin to expire in 2008.


Note D
Capital  Stock

Convertible Preferred Stock

WNC has 10,000,000 authorized shares of $5 par value Preferred
Stock that is designated as $2.50 Convertible Preferred Stock. Each share is entitled to a cumulative annual dividend of $2.50 and a preference of $50 in the event of involuntary liquidation of WNC and $55 in the event of voluntary liquidation of WNC. Further, each share is convertible at any time into 1.875 shares of Common Stock at the option of the holder and is redeemable at $55 at the option of WNC. Each holder is entitled to one vote for each share held and, except as otherwise provided by law, the $2.50 Convertible Preferred Stock and the Common Stock vote together as one class.

Stock Purchase Rights

WNC has one outstanding Common Stock Purchase Right for each outstanding share of Common Stock. The Rights will become exercisable only if a person or group acquires 20% or more of WNC's Common Stock or announces a tender offer following which it would hold 30% or more of such Common Stock. If the Rights become exercisable, a holder will be entitled to buy from WNC one share of WNC Common Stock at a price of $100 per share. If, after the Rights become exercisable, WNC is acquired in a merger or other business combination or more than 50% of WNC's assets or earning power are sold, each Right will entitle its holder to buy that number of shares of Common Stock of the acquiring company having a fair value of twice the exercise price of the Right. Alternatively, if a 20% WNC shareholder acquires WNC by means of a merger in which WNC and its Common Stock survive or that shareholder engages in self-dealing transactions with WNC, each Right not owned by the 20% holder would become exercisable for that number of shares of WNC Common Stock which have a fair value of twice the exercise price of the Right. Until the Rights become exercisable, one additional Right will be distributed with each share of WNC Common Stock issued in the future. The Rights will expire in January 1997. The Rights may be redeemed by WNC at $.01 per Right prior to the time that 20% or more of WNC's Common Stock has been accumulated by a person or group or within ten days thereafter under certain circumstances.

Common Stock

WNC has 60,000,000 authorized shares of $5 par value Common Stock including treasury shares. At December 31, 1994, 13,768,000 shares of WNC's Common Stock were reserved for future issuance. Of this amount, 12,163,000 shares were reserved for future exercises of Purchase Rights, 271,000 shares were reserved for conversion of outstanding Convertible Preferred Stock, 1,314,000 shares were reserved for exercise of options to purchase Common Stock and for use in connection with the restricted stock grants, and 20,000 shares were reserved for issuance of Common Stock in connection with the dividend reinvestment plan. The annual dividend paid on WNC Common Stock in 1994, 1993, and 1992 was $1.08 per share.

Earnings Per Share

The number of shares used in computing earnings per share follows:

(000s omitted)                   1994      1993     1992
Primary
   Average common shares
     outstanding               12,144    10,643    9,892
   Assumed exercise of
     options                       81       112       97
   Total average shares        12,225    10,755    9,989

Fully Diluted
   Average common shares
     outstanding               12,144    10,643    9,892
   Assumed conversion
     of preferred                 271       271        -
   Assumed exercise of
     options                       81       112       97
   Total average shares        12,496    11,026    9,989

Primary and fully diluted earnings per share were the same for 1992 because the computation of fully diluted earnings per share resulted in a smaller loss per share.


Note E
Reinsurance

The effect of reinsurance on premiums and policy charges for the years ended December 31 follows:

(000s omitted)                      1994       1993       1992
Direct premiums and policy
  charges                       $473,443   $470,617   $440,574
Reinsurance assumed               56,640     31,022      2,570
Reinsurance ceded                (61,697)   (62,817)   (62,174)
Premiums and policy
  charges                       $468,386   $438,822   $380,970

Reinsurance benefits ceded were $22,850,000, $22,685,000, and $22,516,000, in 1994, 1993, and 1992, respectively.

As a result of past divestitures, the Company reinsures 100% of certain supplemental health insurance, life insurance, and annuity business with unaffiliated companies. At December 31, 1994, 50% of WNC's total reinsurance recoverables were ceded to Combined Life Insurance Company of America, and 16% were ceded to American Founders Life Insurance Company. In addition, 16% of reinsurance ceded was to UNUM Life Insurance Company in the normal course of business.

For 1994, 42% and 57% of reinsurance premiums assumed were from Harvest Life Insurance Company (Harvest Life) and National Casualty Company (National Casualty), respectively. These reinsurance agreements provide that the Company will reinsure blocks of individual major medical business issued by National Casualty and Harvest Life on a 50% and 100% coinsurance basis, respectively. The Company also administers 100% of the National Casualty business.

The Company uses yearly renewable term reinsurance at its subsidiary United Presidential Life Insurance Company (UPI) to maintain statutory profitability and other statutory financial requirements while sustaining UPI's growth. At December 31, 1994, such reinsurance, all entered into prior to 1994, net of related taxes, had contributed $9,044,000 of statutory capital to UPI. These transactions do not materially impact the Company's GAAP financial statements.


Note F
Stock Benefit Plan

WNC has a stock benefit plan under which the compensation committee of WNC's Board of Directors may grant stock options, stock appreciation rights, and shares of restricted stock. The following summarizes the changes in the shares of Common Stock of WNC under the Plan:

                        Available              Issuable Under
                        For Grant            Outstanding Options
                      During 1994         1994       1993       1992
January 1 balance         663,666      685,244    594,659    572,850
Stock options
   Granted               (167,500)     167,500    216,500     58,500
   Exercised                           (22,367)   (53,321)   (19,700)
   Forfeited               52,728      (52,728)   (72,594)   (16,991)
Restricted stock
   Issued                 (11,350)
   Forfeited                1,200
December 31
  balance                 538,744      777,649    685,244    594,659
Options exercisable                    420,975    346,032    276,100

Stock options granted from 1992 to 1994 ranged from $17.55 to $26.57 per share. Stock options exercised from 1992 to 1994 ranged from $10.21 to $21.70 per share. Exercise prices on stock options outstanding ranged from $10.21 to $27.29 per share.

Shares of restricted stock may be granted either separately or in tandem with the grant of a stock option to key employees and others and are subject to certain terms and conditions defined in the plan. Options for 7,500 restricted shares granted in tandem with options were granted in 1992.


Note G
Defined Benefit and Contribution Plans

Retirement Plans

The Company has three qualified defined contribution retirement plans: a non-contributory money-purchase retirement plan, a non-contributory discretionary profit sharing plan, and a contributory 401(k) plan. The plans cover substantially all employees who have met the prescribed requirements for participation. The Company contribution to the money-purchase retirement plan is 3% of each employee's compensation plus an additional 3% of compensation in excess of the Social Security wage base. The Company contribution to the profit sharing plan is at the discretion of the insurance subsidiaries' Boards of Directors in consultation with the WNC Board of Directors and is based on financial performance. Employees' may contribute up to 12% of compensation to the 401(k) plan. The Company matches employee contributions dollar for dollar up to a maximum of 3% of compensation. The net pension expense for the defined contribution plans in 1994, 1993, and 1992 was $3,006,000, $3,760,000, and $2,808,000, respectively. The Company has a non-qualified supplemental retirement plan under which benefits are paid to certain employees equal to the amounts by which the qualified plan benefits are reduced due to provisions of the Internal Revenue Code (IRC). At December 31, 1994 and 1993, the unfunded liability for the supplemental retirement plan was immaterial.

Both WNIC and UPI have a defined benefit retirement plan that covers certain grandfathered employees and agents. Both plans have been amended to terminate the accrual of future benefits which resulted in the Company recording a curtailment gain. Benefits are based principally on years of service and compensation. Generally, the funding policies are to contribute annually at least the minimum amounts required by the IRC. Contributions are intended to provide benefits attributed to service to date.

A summary of the components of the net periodic pension expense
(income) for the defined benefit retirement plans follows:

(000s omitted)                         1994       1993        1992
Interest cost on projected
  benefit obligations               $ 1,824    $ 1,923     $ 2,275
Service cost for benefits earned          -         99         300
Actual return on plan assets           (419)    (2,035)     (5,167)
Net amortization and deferral        (2,054)      (642)      2,996
Curtailment gain                          -       (491)          -
Net periodic pension
  expense (income)                  $  (649)   $(1,146)    $   404

The defined benefit retirement plans' funded status and amounts reported in WNC's consolidated balance sheets as part of other liabilities at December 31 follow:

(000s omitted)                             1994         1993
Actuarial present value of
  accumulated benefit obligations:
    Vested                             $(23,759)    $(28,696)
    Non-vested                             (118)        (254)
Accumulated benefit obligations        $(23,877)    $(28,950)
Projected benefit obligations for
  service provided to date             $(23,877)    $(28,950)
Plan assets at fair value                22,794       26,429
Projected benefit obligations in
  excess of plan assets                $ (1,083)    $ (2,521)
Comprised of:
    Prepaid pension cost               $  1,526     $    512
    Unrecognized investment and
      actuarial net loss                 (7,835)      (9,566)
    Unrecognized transition asset         5,226        6,533
Total                                  $ (1,083)    $ (2,521)

The unrecognized transition asset in the preceding schedule is the amount by which the plans' net assets exceeded the actuarial present value of projected benefit obligations, net of amortization, as of January 1, 1985, the date current pension accounting standards were adopted. The transition asset is being amortized by credits to income over a fourteen-year period. In addition, the excess of actual investment and actuarial gains and losses realized over those expected are deferred and, when the cumulative deferred amounts exceed certain limits, will be amortized at a rate consistent with a fourteen-year amortization period. Costs created by plan amendments that are associated with prior employee service are also deferred and amortized over fourteen years.

GAAP requires employers to recognize a minimum liability at least equal to the unfunded accumulated benefit obligation. When the accrued or prepaid pension cost is less than the minimum liability, an adjustment is made to the liability with the offset directly to shareholders' equity. At December 31, 1994 and 1993, the pretax adjustment was $2,769,000 and $3,033,000, respectively.

The weighted-average discount rates used in calculating the projected benefit obligations at December 31, 1994 and 1993 were 7.5% and 6.7%, respectively. The expected weighted-average rate of return on plan assets was 7.6% in 1994 and 7.5% in 1993 and 1992.

Plan assets are invested principally in mutual funds, bonds, and stocks. Assets of the WNIC retirement plan include Common and Preferred Stock of WNC of $8,580,000 and $10,863,000, at fair value, at December 31, 1994 and 1993, respectively. Dividends of $492,000 were received on the WNC Common and Preferred Stock in both 1994 and 1993. No WNC shares were purchased or sold during 1994 or 1993.

Postretirement Benefits

In addition to WNC's retirement programs, WNIC provides medical and life insurance benefits to eligible retired employees under the WNIC Group Insurance Plan. The plan was amended effective December 31, 1992 to limit future eligibility. Active WNIC employees who were at least age 50 on December 31, 1992 are eligible for medical and life insurance benefits after reaching a combination of age and service requirements. The plan pays a stated percentage of most medical expenses reduced for deductibles and payments made by government programs or other group coverage. Retirees contribute to the plan based on a schedule which averages 13% for single coverage and 21% for dependent coverage of the benefits paid. Active WNIC employees who were not at least age 50 on December 31, 1992 are eligible for $10,000 of life insurance benefits under the plan after reaching a combination of age and service requirements. The 1992 plan curtailment resulted in a gain of $4,033,000 recorded as part of operations in that year. The Company has reserved the right to change or eliminate these benefits at any time.

In December 1993, the Company established a Voluntary
Employees' Beneficiary Association (VEBA) trust under section 501(c)(9) of the IRC. Prior to this time, postretirement benefits were unfunded. In December 1994 and 1993, the Company contributed $1,600,000 and $1,100,000, respectively, to the VEBA trust. The amounts funded were based on the difference between the net periodic postretirement benefit expense as measured by statutory accounting rules and the retiree medical claims incurred during the respective periods, subject to certain IRC limitations. Assets of the VEBA trust were invested in two-year U.S. Treasury notes and corporate demand notes at December 31, 1994.

Components of the net periodic postretirement benefit expense for the year ended December 31 follow:

(000s omitted)                     1994       1993        1992
Interest cost                    $1,994     $2,061     $ 2,198
Service cost                         56         61         557
Return on plan assets               (28)         -           -
Net amortization and deferral       227        (14)          -
Curtailment gain                      -          -      (4,033)
Net periodic postretirement
  benefit expense (income)       $2,249     $2,108     $(1,278)

The funded status of the plan and the amounts recognized in WNC's consolidated balance sheet at December 31 follow:

(000s omitted)                                1994        1993
Accumulated postretirement
  benefit obligation
    Retirees                              $(25,022)   $(26,080)
    Fully eligible active plan
      participants                            (846)     (1,300)
    Other active plan participants            (661)     (1,269)
Total accumulated postretirement
  benefit obligation                       (26,529)    (28,649)
Fair value of plan assets                    2,726       1,100
Accumulated postretirement benefit
  obligation in excess of plan assets     $(23,803)   $(27,549)
Comprised of
  Accrued postretirement benefit
    expense                               $(24,392)   $(26,198)
  Unrecognized net gain (loss)                 393      (1,561)
  Unrecognized prior service cost              196         210
Total                                     $(23,803)   $(27,549)

The accumulated postretirement benefit obligation is based on actuarial assumptions for the weighted-average discount rate and the health care cost trend rate. The weighted-average discount rate was 7.5% in 1994 and 7.0% in 1993. The health care cost trend rate used in 1994 was 12% for pre-65 and 10% for post-65 participants, graded evenly to 5% in 15 years. The health care cost trend rate in 1993 was 14% graded evenly to 6% in 29 years. The weighted-average of the expected long-term rate of return on plan assets net of estimated taxes on investment income was 4.62% in 1994. The estimated income tax rate for the VEBA trust was 34% in 1994. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the trend rate by 1% per year would increase the accumulated postretirement benefit obligation by $2,215,000 and $2,825,000 at December 31, 1994 and 1993, respectively, and the aggregate of the service and interest cost components of the net periodic postretirement benefit expense for 1994 and 1993 by $196,000 and $200,000, respectively.


Note H
Commitments and Contingencies

Leases

WNC has noncancelable operating leases primarily for office space and office equipment, the most significant of which is a twenty-year lease of WNIC's home office building with a related party as lessor. Future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 1994 follow:

(000s omitted)
1995                                $ 8,401
1996                                  7,607
1997                                  6,980
1998                                  5,265
1999                                  4,389
Thereafter                           48,522
Total minimum lease commitments     $81,164

Rental expenses were $6,189,000, $6,900,000, and $2,871,000, in 1994, 1993, and 1992, respectively.

Financial Commitments and Guarantees

The Company has entered into financial guarantees which are financial instruments with off-balance sheet credit risk. The exposure to credit risk is represented by the amount the Company, under certain circumstances, would contractually have to pay out. These financial instruments were entered into for the fee income and the potential to share in future capital appreciation of the underlying assets.

A financial guarantee is a conditional commitment to guarantee the payment of an obligation by an unrelated entity to a third party. At December 31, 1994, the Company had two financial guarantees totaling $15,206,000 which are collateralized by the underlying real estate and related assets compared to financial guarantees totaling $24,132,000 at December 31, 1993. In the event of a sale or refinancing, the Company is entitled to share in the appreciation of the collateral.

The financial guarantees are scheduled to expire in 1995 and 1997. The Company has not funded any of its financial guarantees to date and feels it has adequate reserves for potential losses in the future.

Litigation

WNC and certain affiliated companies have been named in various pending legal proceedings considered to be ordinary routine litigation incidental to the business of such companies. A number of other legal actions have been filed that demand compensatory and punitive damages aggregating material dollar amounts. WNC believes that such suits are substantially without merit and that valid defenses exist. WNC's management and its chief legal officer believe that such litigation will not have a material effect on WNC's consolidated results of operations or financial position.

In September 1994, two retired employees filed a lawsuit in the United States District Court for the Northern District of Illinois against WNC, WNIC, and the three individual trustees of the Washington National Insurance Company Home Office Group Insurance Plan (the Plan). The plaintiffs purport to act as members of a class consisting of all employees of WNC and WNIC who retired or tendered their irrevocable notice of retirement on or before July 24, 1989 and who are eligible to receive benefits under the Plan.

The complaint is brought under the Employee Retirement Income
Security Act and alleges that WNC, WNIC, and the trustees have taken and threatened to take actions to modify, amend, or terminate the Plan in violation of written and oral promises and representations and the terms of the Plan. The alleged violations include changing the method for computing claims payable under the Plan, requiring retired employees to contribute to the payment of premiums for their Medicare supplemental health insurance coverage, and maintaining that WNC, WNIC, and the trustees have reserved the right to modify or terminate benefits under the Plan. Plaintiffs seek a declaration of their rights under the Plan, with respect to these actions, an award of attorneys' fees and other relief, and a certification of the class.

WNC, WNIC, and the trustees believe that valid defenses exist and intend to contest vigorously the material allegations made in the complaint.

Health Care Reform

See Management's Discussion and Analysis, page 26, for a discussion of health care reform and its possible effect on the Company's business.

State Guaranty Funds

Under insolvency or guaranty laws in most states in which the Company's insurance subsidiaries operate, insurers can be assessed for policyholder losses incurred by insolvent insurance companies. At present, most insolvency or guaranty laws provide for assessments based on the amount of insurance underwritten in a given jurisdiction. The Company's insurance subsidiaries paid $2,850,000, $2,500,000, and $1,800,000 in state guaranty fund assessments in 1994, 1993, and 1992, respectively, and had accrued liabilities of $3,128,000 and $2,800,000 for future assessments at December 31, 1994 and 1993, respectively. Mandatory assessments can be partially recovered through a reduction in future premium taxes in some states.

The Company's accounting policy with regard to payments to state guaranty funds is to treat as an asset any such payments in those states where current law allows an offset against future premium taxes. At December 31, 1994 and 1993, other assets included $5,464,000 and $5,100,000, respectively, of deferred payments to state guaranty funds. Generally, these amounts will be used to offset future premium tax payments over periods from five to ten years. In the event of a change in the state laws pertaining to prior tax offsets, such amounts might become unrecoverable.


Note I
Statutory Financial Information

WNC's insurance subsidiaries prepare statutory financial statements in accordance with accounting principles and practices prescribed or permitted by the insurance department of their state of domicile. Prescribed statutory accounting practices currently include state laws, regulations, and general administrative rules applicable to all insurance enterprises domiciled in a particular state, as well as practices described in National Association of Insurance Commissioners' (NAIC) publications. Permitted practices include practices not prescribed, but allowed, by the domiciliary state insurance department. The prescribed and permitted statutory accounting practices followed by WNC's insurance subsidiaries differ from GAAP.

Current statutory practice does not address reserves for certain endowment features of several life insurance products marketed by one of the Company's subsidiaries. The subsidiary uses a practice permitted by its state of domicile and discounts the future benefit using mortality and interest rate assumptions.

The NAIC is currently working on a project to codify statutory accounting practices (SAP). This process will result in a single source of SAP, possibly eliminating the concept of permitted practices.

Statutory to GAAP Reconciliation

A reconciliation of SAP capital and surplus to GAAP shareholders' equity at December 31 follows:

(000s omitted)                              1994         1993
SAP capital and surplus                $ 221,270    $ 206,841
DAC                                      293,850      256,956
Adjustments to policy liabilities       (119,521)    (126,325)
Goodwill                                  19,092       21,772
Asset valuation and interest
  maintenance reserves                    29,005       30,666
Deferred income taxes                     16,659       (5,064)
Postretirement and pension
  liabilities                            (28,313)     (31,113)
Unrealized loss on fixed maturities     (118,728)           -
Other, net                                (6,991)      (4,788)
GAAP shareholders' equity              $ 306,323    $ 348,945

A reconciliation of SAP net income to GAAP net income (loss) for the years ended December 31 follows:

(000s omitted)                     1994       1993        1992
SAP net income                  $18,633    $10,954    $     36
DAC                               3,894     15,282      30,788
Cumulative effect of changes
  in accounting principles            -     (1,550)    (22,819)
Adjustments to policy
  benefits                        1,270         401    (14,812)
Financial reinsurance                 -     (3,500)     (7,500)
Deferred income taxes            (3,913)    (6,180)        346
Other, net                       11,417     11,259       7,994
GAAP net income (loss)          $31,301    $26,666    $ (5,967)

Dividends From Subsidiaries

Regulatory restrictions limit the dollar amount of dividends available for distribution to WNC from its insurance subsidiaries without prior approval by regulatory authorities. The amount of dividends available is based on the greater of: a) 10% of the insurance subsidiaries' statutory capital and surplus as of the preceding year end; or b) the insurance subsidiaries' statutory net income from operations for the preceding year. Based on these restrictions, WNC's insurance subsidiaries are permitted a maximum of $22,127,000 in dividend distributions to WNC in 1995. In 1994, WNC received dividends of $5,975,000 from WNIC.


Note J
Borrowings and Credit Arrangements

Borrowings

Borrowings of $1,907,000 at December 31, 1994 are for a mortgage on investment real estate with an interest rate of 6.5% that matures in April, 1998. Payments of $504,000, $672,000, $655,000, and $296,000 will be required in 1995, 1996, 1997, and 1998, respectively. The property, with a carrying value of $11,922,000, is pledged as collateral.

Interest paid on borrowings by WNC was $406,000, $1,673,000, and $1,313,000, in 1994, 1993, and 1992, respectively.

Credit Arrangements

WNC has a line of credit with one bank available for short-term borrowings amounting to $10,000,000, all unused at December 31, 1994. The line of credit arrangement is renewable annually, but credit can be withdrawn at the bank's option.

In addition, WNC has seven letters of credit with varying terms and conditions totaling $4,895,000. As of December 31, 1994, the entire amount was unused.


Note K
Policy Liabilities

WNC's policy liabilities at December 31 follow:

(000s omitted)                    1994          1993
Future policy
  benefits-annuities        $1,278,252    $1,250,225
Future policy
  benefits-life                790,894       800,447
Policy and contract
  claims                       213,572       206,963
Unearned premiums               33,220        34,649
Other                           38,880        39,187
Total policy liabilities    $2,354,818    $2,331,471

Activity in the liability for unpaid claims (a component of policy and contract claims) and claim adjustment expense (a component of general expenses and other liabilities) follows:

(000s omitted)                    1994       1993       1992
Balance at January 1          $210,348   $202,322   $195,538
Less:  reinsurance
  recoverables                  11,547     11,956     14,039
Net balance at January 1       198,801    190,366    181,499
Incurred relating to:
    Current year               291,209    260,144    227,604
    Prior years                (31,296)   (26,638)   (20,231)
Total incurred                 259,913    233,506    207,373
Paid relating to:
    Current year               179,762    151,989    124,379
    Prior years                 75,342     73,082     74,127
Total paid                     255,104    225,071    198,506
Net balance at December 31     203,610    198,801    190,366
Add:  reinsurance
  recoverables                  11,741     11,547     11,956
Balance at December 31        $215,351   $210,348   $202,322

Note L
Fair Value of Financial Instruments

Valuation Methods and Assumptions

The disclosure of fair value information about certain financial instruments is based primarily on quoted market prices. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. These estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in the immediate settlement of the instrument.

The fair values of short-term investments, venture capital partnerships, and accrued investment income approximate the carrying amounts reported in the balance sheets.

Fair values for fixed maturity and equity securities are based on quoted market prices where available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services or, in the case of private placements, are estimated by discounting expected future cash flows using a current market rate applicable to the yield, credit quality, and maturity of the investments.

Fair values for mortgage loans and policy loans are estimated using discounted cash flow analyses, based on interest rates currently being offered for similar loans to borrowers with similar credit ratings. A pricing cap is put on mortgage loans that carry significant above-market interest rate yields to reflect the prepayment risk.

Fair values for liabilities under investment-type insurance contracts are estimated using discounted cash flow calculations, based on interest rates currently being offered for similar contracts with similar maturities.

The fair value of the mortgage payable is estimated by discounting cash flows, using current incremental borrowing rates for similar types of borrowing arrangements.

Fair values for real estate development guarantees are based on estimates of fees to guarantee similar developments. Fair values for lending commitments are based on the commitment fees of the loans in question.

Fair Value of Financial Instruments

The fair values of certain financial instruments along with their corresponding carrying values at December 31, 1994 and 1993 follow. As the fair value of all WNC's assets and liabilities are not presented, this information in the aggregate does not represent the underlying value of WNC. WNC does not own any financial instruments held or issued for trading purposes.

                                                     1994                   1993
                                            ----------------------   ----------------------
                                                  Fair    Carrying         Fair    Carrying
(000s omitted)                                   Value       Value        Value       Value
Assets
   Fixed maturities
   Available for sale (a)                   $1,649,453  $1,649,453   $1,708,677  $1,632,609
   Held to maturity                            112,368     113,116      134,448     128,184
   Equity securities                            13,047      13,047       15,860      15,860
   Mortgage loans on real estate               366,373     357,641      411,250     391,667
   Policy loans                                 52,600      54,368       50,340      52,285
Liabilities
   Investment-type insurance contracts       1,174,017   1,203,608    1,224,550   1,226,238
   Mortgage payable                              1,854       1,907        2,438       2,434
Off-balance sheet
   Real estate development guarantees (b)           80           -          500           -
   Lending commitments                             105           -          358           -

(a)   Classified as held for sale in 1993.
(b)   See Note H for further discussion of guarantees.


Note M
Segment Information

WNC has three business segments: life insurance and annuities;
health insurance (previously reported as the individual health insurance and group products segments); and corporate and other. The segments are based on WNC's insurance products and organization. The corporate and other segment includes realized investment gains and losses, a curtailment gain in 1992 of $4,033,000 resulting from a change to WNIC's postretirement health benefits program, and operations that do not specifically support one of the other segments. Assets not individually identifiable by segment are allocated, generally, based on the amount of segment liabilities. Depreciation expense and capital expenditures are not material. Revenues, income or loss before income taxes and cumulative effect of changes in accounting principles, and assets by segment for the years ended and at December 31 follows:

(000s omitted)                             1994          1993           1992
Revenues
    Life insurance and annuities     $  229,732    $  228,950     $  233,488
    Health insurance                    420,982       394,562        338,810
    Corporate and other                   6,215         5,015         (1,856)
Consolidated total                   $  656,929    $  628,527     $  570,442
Income (loss) before income taxes
  and cumulative effect
    Life insurance and annuities     $   33,177    $   28,128     $   21,856
    Health insurance                      5,895        11,500          7,007
    Corporate and other                   5,574          (914)        (2,473)
Consolidated total                   $   44,646    $   38,714     $   26,390
Assets
    Life insurance and annuities     $2,274,005    $2,291,529     $2,184,660
    Health insurance                    321,481       344,245        306,698
    Corporate and other                 215,082       218,645        221,425
Consolidated total                   $2,810,568    $2,854,419     $2,712,783


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

                              PART III

Item 10. Directors and Executive Officers of the Registrant

Descriptions of WNC's directors are hereby incorporated by reference from WNC's 1995 proxy statement under the caption "Election of Directors." Information regarding compliance with Section 16(a) of the Exchange Act is hereby incorporated by reference from WNC's 1995 proxy statement under that caption. Additionally, biographical descriptions of Wade G. Brown, Executive Vice President and Chief Information Officer; Curt L. Fuhrmann, President - WNIC Health Division; Kenneth A. Grubb, President - WNIC Education Division; Robert W. Patin, Chairman of the Board and Chief Executive Officer, WNC and WNIC; James N. Plato, Chairman of the Board, President and Chief Executive Officer, United Presidential Life Insurance Company; Thomas Pontarelli, Executive Vice President; and Thomas C. Scott, Executive Vice President and Chief Financial Officer, are contained in Part I of this Report, pursuant to General Instruction G.

Item 11. Executive Compensation

Executive compensation and transactions are hereby incorporated by reference from WNC's 1995 proxy statement under the caption, "Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and
         Management

A description of security ownership of certain beneficial owners and management is hereby incorporated by reference from WNC's 1995 proxy statement under the caption, "Stock Ownership."

Item 13. Certain Relationships and Related Transactions

A description of transactions with management is hereby incorporated by reference from WNC's 1995 proxy statement under the caption, "Transactions with Management."

                               PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K

(a)(1) The following consolidated financial statements of WNC and subsidiaries included in the 1994 Annual Report to Shareholders are presented in Item 8:

       Consolidated Balance Sheet, December 31, 1994 and 1993

       Consolidated Statement of Operations,
          Years Ended December 31, 1994, 1993, and 1992

       Consolidated Statement of Cash Flows,
          Years Ended December 31, 1994, 1993, and 1992

       Consolidated Statement of Shareholders' Equity,
          Years Ended December 31, 1994, 1993 and 1992

       Capital Stock Activity,
          Years Ended December 31, 1994, 1993, and 1992

       Notes to Consolidated Financial Statements

       Quarterly Information

(a)(2) The financial schedules required by Item 14(d) are presented in a separate section of this report and are preceded by the Index to Financial Schedules.

       All other schedules pursuant to Regulation S-X are not submitted because they are not applicable, not required, or the required information is included in the consolidated financial statements, including the notes thereto.

(a)(3) The exhibits filed with this Form 10-K are listed in the
       Exhibit Index located elsewhere herein. All management contracts and compensatory plans or arrangements set forth in such list are marked with a double asterisk (**).

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

                                WASHINGTON NATIONAL CORPORATION
                                         REGISTRANT


  Date:  March 21, 1995         /c/ Robert W. Patin
                                Robert W. Patin
                                Chairman of the Board, President and
                                Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  Date:  March 21, 1995         /c/ Frederick R. Blume
                                Frederick R. Blume
                                Director

  Date:  March 21, 1995         /c/ Elaine R. Bond
                                Elaine R. Bond
                                Director

  Date:  March 21, 1995         /c/ Ronald L. Bornhuetter
                                Ronald L. Bornhuetter
                                Director

  Date:  March 21, 1995
                                W. Francis Brennan
                                Director

  Date:  March 21, 1995         /c/ Joan K. Cohen
                                Joan K. Cohen
                                Vice President, Controller and
                                Treasurer

  Date:  March 21, 1995         /c/ Lee A. Ellis
                                Lee A. Ellis
                                Director

  Date:  March 21, 1995         /c/ John R. Haire
                                John R. Haire
                                Director

  Date:  March 21, 1995         /c/ Stanley P. Hutchison
                                Stanley P. Hutchison
                                Director

  Date:  March 21, 1995         /c/ George P. Kendall, Jr.
                                George P. Kendall, Jr.
                                Director

  Date:  March 21, 1995         /c/ Frank L. Klapperich, Jr.
                                Frank L. Klapperich, Jr.
                                Director

  Date:  March 21, 1995         /c/ Lee M. Mitchell
                                Lee M. Mitchell
                                Director

  Date:  March 21, 1995         /c/ Robert W. Patin
                                Robert W. Patin
                                Chairman of the Board, President and
                                Chief Executive Officer and Director

  Date:  March 21, 1995         /c/ Rex Reade
                                Rex Reade
                                Director

  Date:  March 21, 1995         /c/ Thomas C. Scott
                                Thomas C. Scott
                                Executive Vice President and Chief
                                Financial Officer

                    INDEX TO FINANCIAL SCHEDULES

          WASHINGTON NATIONAL CORPORATION AND SUBSIDIARIES

Schedules filed pursuant to Rule 7-05 of Regulation S-X:

  I.  Summary of Investments-Other than Investments in Related Parties

 II.  Condensed Financial Information of Registrant

III.  Supplementary Insurance Information

 IV.  Reinsurance


SCHEDULE I SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES

WASHINGTON NATIONAL CORPORATION AND SUBSIDIARIES
December 31, 1994

(000s Omitted)
             COLUMN A                         COLUMN B       COLUMN C         COLUMN D
                                                               Fair       Amount Shown in
         Type of Investment                     Cost          Value       the Balance Sheet
Fixed maturities held to maturity:
  Bonds:
    U.S. government and government
       agencies and authorities              $      251     $      251         $      251
    States, municipalities and political
       subdivisions                              22,109         22,924             22,109
    Mortgage-backed securities                    4,529          4,710              4,529
    Foreign governments                             200            202                200
    All other corporate bonds                    86,027         84,281             86,027

         TOTAL FIXED MATURITIES HELD
              TO MATURITY                       113,116     $  112,368            113,116

Fixed maturities available for sale:
  Bonds:
    U.S. government and government
       agencies and authorities                  74,293         69,981             69,981
    States, municipalities and political
       subdivisions                              75,555         71,484             71,484
    Mortgage-backed securities                  655,286        609,203            609,203
    Foreign governments                          33,845         31,528             31,528
    Public utilities                            131,184        117,554            117,554
    All other corporate bonds                   796,013        747,635            747,635
  Redeemable preferred stocks                     2,005          2,068              2,068

         TOTAL FIXED MATURITIES AVAILABLE
              FOR SALE                        1,768,181     $1,649,453          1,649,453

Equity securities:
  Common stocks - industrial and miscellaneous      871            700                700
  Separate account                               11,327         11,327             11,327
  Nonredeemable preferred stocks                  1,020          1,020              1,020

         TOTAL EQUITY SECURITIES                 13,218     $   13,047             13,047

Mortgage loans on real estate*                  365,398                           357,641
Real estate:
  Investment properties*                         48,102                            22,296
  Acquired in satisfaction of debt*               6,135                             4,701
Policy loans                                     54,368                            54,368
Other long-term invested assets*                 18,478                            17,625
Short-term investments                           52,387                            52,387

         TOTAL INVESTMENTS                   $2,439,383                        $2,284,634

* Difference between cost and carrying value results from certain valuation allowances, declines in value that are other than temporary, accumulated depreciation on real estate and share of undistributed net income or loss on joint ventures.

SCHEDULE II CONDENSED FINANCIAL INFORMATION OF REGISTRANT

WASHINGTON NATIONAL CORPORATION
(Parent Corporation Only)

BALANCE SHEET
                                                                  December 31,
(000s omitted)                                                  1994        1993
ASSETS
  Cash                                                      $  3,548       $  3,383
  Short-term investments                                         692          7,899
  Equity in net assets of subsidiaries *                     302,414        338,139
  Amounts due from subsidiaries *                              4,173          2,857
  Real estate                                                    162            207
  Other                                                        1,440          3,979

       Total Assets                                         $312,429       $356,464


LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
  Dividends payable                                         $  3,374       $  3,361
  Amounts due to subsidiaries *                                1,090          2,736
  Other liabilities                                            1,642          1,422
            Total Liabilities                                  6,106          7,519

SHAREHOLDERS' EQUITY
  Convertible preferred stock                                    723            723
  Common stock                                               124,842        124,145
  Retained earnings (including equity in retained earnings
     of subsidiaries: 1994 - $286,555; 1993 - $261,071)      302,759        284,938
  Net unrealized losses on investment securities
     of subsidiaries                                         (61,356)           (43)
  Unfunded pension loss of subsidiaries                       (2,648)        (2,821)
  Cost of common treasury stock                              (57,997)       (57,997)
            Total Shareholders' Equity                       306,323        348,945

       Total Liabilities and Shareholders' Equity           $312,429       $356,464

* Eliminated in consolidation.


SCHEDULE II CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Continued

WASHINGTON NATIONAL CORPORATION
(Parent Corporation Only)


STATEMENT OF OPERATIONS

                                                                          Year Ended December 31,
(000s omitted)                                                        1994          1993          1992
REVENUES
  Interest                                                         $   447       $   274       $    85
  Management fee from subsidiary *                                   1,613             0             0
  Dividends from subsidiary *                                        5,975         7,709         9,915
  Realized investment gains (losses)                                  (105)            0           336
       Total Revenues                                                7,930         7,983        10,336

GENERAL AND ADMINISTRATIVE EXPENSES                                  1,743         1,768         1,313

INCOME BEFORE TAXES, EQUITY IN UNDISTRIBUTED
   NET INCOME (LOSS) OF SUBSIDIARIES, AND
   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE                                                         6,187         6,215         9,023

Income tax expense (benefit)                                           370          (237)         (146)

INCOME BEFORE EQUITY IN UNDISTRIBUTED NET INCOME
   (LOSS) OF SUBSIDIARIES AND CUMULATIVE EFFECT
   OF CHANGE IN ACCOUNTING PRINCIPLE                                 5,817         6,452         9,169

Equity in undistributed net income (loss) of subsidiaries *         25,484        20,214        (7,547)

INCOME BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE                                   31,301        26,666         1,622

Cumulative effect of change in accounting
  for income taxes                                                       0             0        (7,589)

NET INCOME (LOSS)                                                  $31,301       $26,666       $(5,967)


* Eliminated in consolidation.


SCHEDULE II CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Continued

WASHINGTON NATIONAL CORPORATION
(Parent Corporation Only)

STATEMENT OF CASH FLOWS

                                                                             Year Ended December 31,
(000s omitted)                                                          1994           1993           1992
OPERATING ACTIVITIES
  Net income (loss)                                                  $31,301        $26,666        $(5,967)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Equity in undistributed net (income) loss of subsidiaries      (25,484)       (20,214)         7,547
      Change in accounting principle                                       0              0          7,589
      Change in indebtedness from subsidiaries                        (2,962)             0              0
      Other, net                                                         742            900          1,542
         NET CASH PROVIDED BY OPERATING ACTIVITIES                     3,597          7,352         10,711

INVESTING ACTIVITIES
  Net (increase) decrease in short-term investments                    7,207         (7,515)           867
  Net decrease in investment properties                                   45              0              0
  Change in indebtedness from subsidiaries                                 0         (7,250)         1,767
  Investment in subsidiary                                                 0        (25,382)             0
         NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES              7,252        (40,147)         2,634

FINANCING ACTIVITIES
  Cash dividends to shareholders                                     (13,480)       (12,236)       (11,050)
  Return of deposit                                                    2,200              0              0
  Proceeds from sale of common stock                                     596         48,181            428
  Change in short-term notes payable                                       0         (2,600)          (400)
  Purchase of common stock for treasury                                    0              0            (21)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                     (10,684)        33,345        (11,043)

INCREASE IN CASH                                                         165            550          2,302

Cash at beginning of year                                              3,383          2,833            531

CASH AT END OF YEAR                                                  $ 3,548        $ 3,383        $ 2,833



SCHEDULE III SUPPLEMENTARY INSURANCE INFORMATION

WASHINGTON NATIONAL CORPORATION AND SUBSIDIARIES
          COLUMN A                        COLUMN B     COLUMN C     COLUMN D     COLUMN E     COLUMN F
---------------------------------------------------------------------------------------------------------
                                                     Future Policy                            Insurance
                                                       Benefits,                Other Policy   Premiums
          Segment                         Deferred   Losses, Claims              Claims and      and
                                         Acquisition    and Loss     Unearned     Benefits      Policy
                                            Costs       Expenses     Premiums     Payable       Charges
---------------------------------------------------------------------------------------------------------
(000s Omitted)

Year ended December 31, 1994
  Life and annuities                        $256,979   $2,026,973      $     0     $ 18,103     $ 71,784
  Health insurance                            36,871       42,173       14,361      224,751      396,601
  Corporate and other                              0            0       18,859        9,598            1
                               TOTAL        $293,850   $2,069,146      $33,220     $252,452     $468,386


Year ended December 31, 1993
  Life and annuities                        $219,780   $2,006,713      $     0     $ 17,407     $ 64,915
  Health insurance                            37,176       43,959       14,992      219,543      373,150
  Corporate and other                              0            0       19,657        9,200          757
                               TOTAL        $256,956   $2,050,672      $34,649     $246,150     $438,822


Year ended December 31, 1992
  Life and annuities                        $212,327   $1,931,842      $     0     $ 16,411     $ 63,400
  Health insurance                            29,347       42,948       13,953      197,982      316,775
  Corporate and other                              0          317       19,781        9,721          795
                               TOTAL        $241,674   $1,975,107      $33,734     $224,114     $380,970



SCHEDULE III SUPPLEMENTARY INSURANCE INFORMATION
Continued

WASHINGTON NATIONAL CORPORATION AND SUBSIDIARIES

---------------------------------------------------------------------------------------------------------
          COLUMN A                    COLUMN G     COLUMN H       COLUMN I      COLUMN J     COLUMN K
                                                   Benefits,     Amortization
                                                 Claims, Losses  of Deferred      Other
          Segment                       Net           and           Policy      Operating     Premiums
                                     Investment    Settlement    Acquisition     Expenses     Written
                                       Income       Expenses        Costs          (1)
---------------------------------------------------------------------------------------------------------
(000s omitted)

Year ended December 31, 1994
  Life and annuities                   $154,414       $159,661        $18,202     $ 18,692     $      0
  Health insurance                       20,003        275,878         19,851      119,358      366,733
  Corporate and other                     7,590            263              0          378            0
                          TOTAL        $182,007       $435,802        $38,053     $138,428     $366,733


Year ended December 31, 1993
  Life and annuities                   $158,981       $160,341        $19,831     $ 20,650     $      0
  Health insurance                       21,148        258,926         18,112      106,024      332,987
  Corporate and other                     3,606          1,091              0        4,838            0
                          TOTAL        $183,735       $420,358        $37,943     $131,512     $332,987


Year ended December 31, 1992
  Life and annuities                   $164,754       $176,949        $13,531     $ 21,152     $      0
  Health insurance                       21,416        231,717         13,589       86,497      273,277
  Corporate and other                       967          1,174              0         (557)           0
                          TOTAL        $187,137       $409,840        $27,120     $107,092     $273,277
---------------------------------------------------------------------------------------------------------

(1)  Allocations are based on certain assumptions and estimates. These allocations would change if different methods were applied.


SCHEDULE IV REINSURANCE

WASHINGTON NATIONAL CORPORATION AND SUBSIDIARIES

----------------------------------------------------------------------------------------------------------
COLUMN A                                COLUMN B     COLUMN C     COLUMN D     COLUMN E   COLUMN F
                                                     Ceded to     Assumed                 Percentage of
Segment                                  Gross        Other      from Other      Net      Amount
                                         Amount     Companies    Companies      Amount    Assumed to Net
----------------------------------------------------------------------------------------------------------
(000s omitted)

Year ended December 31, 1994
  Life insurance in force             $21,034,835   $3,081,697      $     0  $17,953,138               -

Insurance premiums and policy
  charges:
    Life and annuities                $    82,967   $   11,183      $     0  $    71,784               -
    Health insurance                      344,786        4,825       56,640      396,601              14 %
    Corporate and other                    45,690       45,689            0            1               -
                            TOTAL     $   473,443   $   61,697      $56,640  $   468,386              12 %


Year ended December 31, 1993
  Life insurance in force             $22,215,104   $3,170,467      $     0  $19,044,637               -

Insurance premiums and policy
  charges:
    Life and annuities                $    75,899   $   10,983      $     1  $    64,917               -
    Health insurance                      347,491        5,362       31,021      373,150               8 %
    Corporate and other                    47,227       46,472                       755               -
                            TOTAL     $   470,617   $   62,817      $31,022  $   438,822               7 %


Year ended December 31, 1992
  Life insurance in force             $25,454,261   $3,402,069      $     0  $22,052,192               -

Insurance premiums and policy
  charges:
    Life and annuities                $    73,611   $   10,212      $     1  $    63,400               -
    Health insurance                      319,392        5,186        2,569      316,775               1 %
    Corporate and other                    47,571       46,776            0          795               -
                            TOTAL     $   440,574   $   62,174      $ 2,570  $   380,970               1 %
----------------------------------------------------------------------------------------------------------


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

4    Rights agreement between WNC and The First National Bank of
     Chicago, on Form 8-K dated December 23, 1986                       *

10.1 Employment agreements with R. W. Patin, T. Pontarelli, T. C.
     Scott, and C. L. Fuhrmann, on Form 10-K, for the year ended
     December 31, 1991 **                                               *

10.2 Employment agreements with K. A. Grubb and J. N. Plato, on
     Form 10-K, for the year ended December 31, 1992 **                 *

10.3 Employment agreement with W. G. Brown on Form 10-Q, for the
     period ended September 30, 1993 **                                 *

10.4 Form of Indemnification Agreement between Registrant and each Director and Executive Officer of Registrant on Form 10-Q, for
     the period ended June 30, 1993**                                   *

10.5 Form of Amendment to Employment Agreement between Registrant and each Executive Officer on Form 10-Q, for the period ended
     September 30, 1994**                                               *

11   Computation of earnings per share                              see below

21   Subsidiaries of WNC                                            see below

23   Consent of Ernst & Young, Independent Auditors                 see below

27   Financial Data Schedule                                        see below

     *    Incorporated by reference.
     **   Management contract and compensatory plans or arrangements.