Form 10-Q
period 1995-03-31
WASHINGTON NATIONAL CORP
filed 1995-05-12
CIK 104867

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-Q

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended March 31, 1995.

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

Number of shares of Common Stock, $5 par value outstanding as of May 5, 1995 was 12,188,773.

                              CONTENTS



Part I.  Financial Information                                 Page

 Item 1.  Financial Statements
  Consolidated Balance Sheet - March 31, 1995
     and December 31, 1994                                      3
  Consolidated Statement of Operations - Three Months
     Ended March 31, 1995 and 1994                              4
  Consolidated Condensed Statement of Cash Flows -
     Three Months Ended March 31, 1995 and 1994                 5
  Notes to Consolidated Financial Statements - March 31, 1995   6

 Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                 9

Part II.  Other Information
 Item 1.       Legal Proceedings                               17
 Item 6.       Exhibits and Reports on Form 8-K                18

Signatures                                                     19

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

WASHINGTON NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEET
(000s Omitted)
                                                                      March 31,
                                                                        1995      December 31,
                                                                     (Unaudited)      1994
ASSETS

 Investments
  Fixed maturities -
    Available for sale at fair value (cost: $1,790,461; $1,768,181)   $1,735,803    $1,649,453
    Held to maturity at cost (fair value: $104,410; $112,368)            103,306       113,116
  Mortgage loans on real estate                                          353,861       357,641
  Real estate                                                             30,182        26,997
  Policy loans                                                            54,479        54,368
  Equity securities at fair value (cost: $1,891; $1,891)                   1,667         1,720
  Other long-term                                                         26,575        28,952
  Short-term                                                              52,844        52,387
Total Investments                                                      2,358,717     2,284,634

Cash                                                                       3,115         7,272
Deferred acquisition costs                                               276,738       293,850
Reinsurance recoverables and prepaid premiums                             53,814        54,842
Accrued investment income                                                 32,626        33,084
Insurance premiums in course of collection                                11,884        14,857
Property and equipment                                                    21,965        22,988
Goodwill                                                                  18,915        19,092
Separate Account                                                          44,965        42,178
Other                                                                     36,413        37,771
Total Assets                                                          $2,859,152    $2,810,568

LIABILITIES

Policy liabilities                                                    $2,355,357    $2,354,818
General expenses and other liabilities                                   115,432       121,685
Mortgage payable                                                           1,770         1,907
Income taxes (current: $1,983; $316)                                      (1,313)      (16,343)
Separate Account                                                          44,965        42,178
Total Liabilities                                                      2,516,211     2,504,245

SHAREHOLDERS' EQUITY

Convertible Preferred Stock                                                  723           723
Common Stock                                                             125,116       124,842
Retained earnings                                                        306,671       302,759
Net unrealized losses on investments                                     (28,923)      (61,356)
Unfunded pension loss                                                     (2,649)       (2,648)
Cost of Common Treasury Stock                                            (57,997)      (57,997)
Total Shareholders' Equity                                               342,941       306,323
Total Liabilities and Shareholders' Equity                            $2,859,152    $2,810,568

See Notes to Consolidated Financial Statements

                                                                                  Page 3 of 21




WASHINGTON NATIONAL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(000s Omitted, Except Per Share Data)
                                                                    Three Months Ended
                                                                         March 31,
                                                                     1995       1994
Revenues
  Premiums and policy charges                                       $120,711   $113,870
  Net investment income                                               45,536     44,937
  Realized investment gains (losses)                                    (615)       466
  Other                                                                2,742      1,143
Total Revenues                                                       168,374    160,416

Benefits and Expenses
  Benefits paid or provided                                          112,904    108,438
  Insurance and general expenses                                      35,252     33,143
  Amortization of deferred insurance costs                             9,429      8,637
Total Benefits and Expenses                                          157,585    150,218

Income Before Income Taxes                                            10,789     10,198
Income Taxes                                                           3,499      3,164

Net Income                                                            $7,290     $7,034

Primary Earnings Per Share

  Earnings Per Share                                                   $0.59      $0.57

  Average Shares and Equivalents Outstanding                          12,237     12,228

Fully Diluted Earnings Per Share

  Earnings Per Share                                                   $0.58      $0.56

  Average Shares and Equivalents Outstanding                          12,508     12,499

Dividends Paid Per Common Share                                        $0.27      $0.27

See Notes to Consolidated Financial Statements

                                                                           Page 4 of 21





WASHINGTON NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (Unaudited)
(000s Omitted)
                                                                        Three Months Ended
                                                                             March 31,
                                                                         1995        1994

Net Cash Provided by Operating Activities                               $22,034     $11,404

Investing Activities
  Proceeds from sales
    Fixed maturities - available for sale                                51,302      17,182
    Equities, mortgage loans, real estate, and other investments          2,110       4,686
  Proceeds from maturities and redemptions
    Fixed maturities - available for sale                                14,546      65,305
    Fixed maturities - held to maturity                                   6,973       3,723
    Equities, mortgage loans, real estate, and other investments          6,163       9,126
  Cost of purchases
    Fixed maturities - available for sale                               (87,730)   (116,991)
    Fixed maturities - held to maturity                                       -         (26)
    Equities, mortgage loans, real estate, and other investments         (3,042)     (8,217)
  (Increase) decrease in policy loans                                      (111)        372
  Purchases of property and equipment                                       (34)       (398)
  Net (increase) decrease in short-term investments                        (457)     19,081
    Net Cash Used by Investing Activities                               (10,280)     (6,157)

Financing Activities
  Policyholder account deposits                                          40,664      33,731
  Policyholder account withdrawals                                      (53,296)    (38,802)
  Proceeds from sale of common stock                                        236         280
  Repayment of mortgage                                                    (137)       (128)
  Cash dividends to shareholders                                         (3,378)     (3,367)
    Net Cash Used by Financing Activities                               (15,911)     (8,286)

      Decrease in Cash                                                   (4,157)     (3,039)

Cash at Beginning of Period                                               7,272      10,441
    Cash at End of Period                                               $ 3,115     $ 7,402


See Notes to Consolidated Financial Statements

                                                                               Page 5 of 21

                   WASHINGTON NATIONAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)

                           March 31, 1995


A. Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim periods. In the opinion of management, all adjustments (consisting primarily of normal, recurring accruals) considered necessary for a fair presentation have been included.

B. Reclassifications

   Certain amounts in the 1994 consolidated financial statements have been reclassified to conform to the 1995 presentation.

C. New Accounting Standards

   1. Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) 114, (as amended by SFAS
      118) relating to the impairment of mortgage loans. This statement provides measurement criteria for determining the carrying value when it is probable that a loan is impaired and for disclosing information about investments in impaired loans. A loan is considered impaired when it is probable that the Company will not collect all amounts due under the contractual terms. The impairment is recognized by a valuation allowance which may be subsequently increased or decreased based on changes in the measurement criteria. The statement applies to essentially all loans in the Company's mortgage loan portfolio. Restatement of prior period financial statements is not required.

      The Company's investments in impaired mortgage loans is summarized below (000s omitted):

                                                    March 31, 1995
        Impaired loans (net of a $135 allowance)       $  2,806

        Impaired loans without allowances                 1,803

        Total impaired loans                              4,609

        Non-impaired loans (net of $7,612 allowance)    349,252

        Total invested in mortgage loans               $353,861

        Average investment in impaired loans           $  2,372

        Income recognized on impaired loans                 104

        Income received on impaired loans                    70

      At January 1, 1995, the Company had no loans that met the criteria for impairment. The Company recognizes interest income on impaired loans on a cash basis for loans for which interest and principal are delinquent by more than three periodic payments and on an accrual basis for all others.

                   WASHINGTON NATIONAL CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (UNAUDITED)

                           March 31, 1995


      A rollforward of the allowance for mortgage loans losses follows (000s omitted):

        Balance at December 31, 1994         $8,032

           Deductions                         (285)

           Additions                              -

        Balance March 31, 1995               $7,747

   2. In March of 1995 SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" was issued, which WNC must adopt effective January 1, 1996. This statement requires a review for impairment of an asset whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. WNC is currently in the process of determining the effect of the adoption of this new standard; however the new standard is not expected to have a material effect on WNC's financial statements.

D. Reinsurance

   At March 31, 1995, approximately 49 percent of WNC's total reinsurance was ceded to Combined Life Insurance Company of America, with approximately 15 percent ceded to UNUM Life Insurance Company, and approximately 17 percent ceded to American Founders Life Insurance Company. The reinsurance with Combined Life and American Founders is a result of divestitures of supplemental health insurance, life insurance and annuity business.

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

   The effect of reinsurance on premiums and policy charges was as follows (000s omitted):

                                             March 31,  March 31,
                                               1995        1994
        Direct premiums and policy charges   $120,814   $109,469
        Reinsurance assumed                    14,358     19,937
        Reinsurance ceded                     (14,461)   (15,536)
          Premiums and Policy Charges        $120,711   $113,870

   Reinsurance benefits ceded were $4,598,000 and $5,961,000 at March 31, 1995 and 1994, respectively.

                   WASHINGTON NATIONAL CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (UNAUDITED)

                           March 31, 1995


E. Financial Commitments and Guarantees

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

   A financial guarantee is a conditional commitment to guarantee the payment of an obligation by an unrelated entity to a third party. At March 31, 1995, the Company had two financial guarantees totaling $8,501,000 which are collateralized by the underlying real estate and related assets compared to financial guarantees totaling $15,206,000 at December 31, 1994. In the event of a sale or refinancing, the Company is entitled to share in the appreciation of the collateral.

   The financial guarantees are scheduled to expire in 1995 and 1996, however, the guarantees may be extended. The Company feels it has adequate reserves for potential losses in the future.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following updates and should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's 1994 Annual Report, copies of which may be obtained by contacting: Craig Simundza, Vice President, Financial Reporting Department, Washington National
Corporation, 300 Tower Parkway, Lincolnshire, Illinois   60069
(telephone (708) 793-3053).

Analysis of Net Income
                                          Three Months Ended
                                               March 31,
(000s omitted)                              1995      1994
Pretax operating income (loss) (a)
 Life insurance and annuities               $8,386    $7,725
 Specialty health insurance                  1,403    (1,093)
 Corporate and other                         1,615     3,100
Total pretax operating income               11,404     9,732
Income taxes on operations                   4,006     3,329
Net operating income                         7,398     6,403
Net realized investment gains (losses) (b)    (108)      631
Net income                                  $7,290    $7,034

(a) Pretax income (loss) before realized investment gains and losses.
(b) 1995 and 1994 include tax benefits of $507 and $165, respectively.

Consolidated Results of Operations
Components of Pretax Operating Income (Loss) by Segment
                                   Life       Specialty
                                 Insurance      Health    Corporate
(000s omitted)                 and Annuities  Insurance   and Other    Total

                                         Three Months Ended March 31,1995
Revenues
  Insurance and other revenues     $19,775     $103,695     $  (17)   $123,453
  Net investment income             38,406        4,789      2,341      45,536
Total revenues excluding realized
 investment losses                  58,181      108,484      2,324     168,989
Benefits and expenses
  Insurance benefits                40,248       72,582         74     112,904
  Expenses                           4,777       29,840        635      35,252
   Amortization of deferred
   acquisition costs                 4,770        4,659          -       9,429
 Total benefits and expenses        49,795      107,081        709     157,585
 Pretax operating income           $ 8,386     $  1,403     $1,615    $ 11,404

                                         Three Months Ended March 31, 1994
Revenues
  Insurance and other revenues     $18,919     $ 96,070     $   24    $115,013
  Net investment income             38,184        5,009      1,744      44,937
Total revenues excluding realized
 investment gains                   57,103      101,079      1,768     159,950
Benefits and expenses
  Insurance benefits                40,840       67,534         64     108,438
  Expenses                           4,705       29,834     (1,396)     33,143
   Amortization of deferred
   acquisition costs                 3,833        4,804          -       8,637
 Total benefits and expenses        49,378      102,172     (1,332)    150,218
 Pretax operating income (loss)    $ 7,725     $ (1,093)    $3,100    $  9,732

                                                                  Page 9 of 21

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Three Months Ended March 31, 1995 Compared to Three Months Ended
March 31, 1994

Total Revenues Excluding Realized Investment Gains (Losses). Total revenues excluding realized investment gains and losses increased $9.0 million, or 5.7%, from $160.0 million to $169.0 million primarily due to increased premium revenue in the specialty health insurance segment. That segment's first quarter 1995 revenues increased primarily due to fee income for administering a block of reinsured individual health insurance that the Company first began to administer in the third quarter of 1994, sales and rate increases in the employee benefits product line, and increased premiums in the education disability product line due to sales in 1994. The 1994 first quarter included an adjustment of approximately $2.5 million to unpaid premiums that reduced revenues in that quarter.

Insurance Benefits. Insurance benefits increased $4.5 million, or 4.1%, from $108.4 million in 1994 to $112.9 million in the first quarter of 1995. The increase was primarily due to higher benefits discussed in "Specialty Health Insurance Segment," below.

Insurance and General Expenses. Insurance and general expenses increased $2.1 million, or 6.4%, from $33.1 million in the first quarter of 1994 to $35.3 million in the first quarter of 1995. The increase was due primarily to expenses related to administering a block of reinsured individual health insurance that the Company first began to administer in the third quarter of 1994.

During the first quarter of 1995, the Company changed its allocation of income and expense items to more accurately reflect where these items are incurred. As a result, the corporate and other segment had an increase in insurance and general expenses of $2.0 million, with expenses in the operating segments correspondingly reduced.

Segment Information

The Company has two operating business segments. The life insurance and annuities segment consists of universal life insurance and other interest-sensitive life insurance and annuity products marketed to individuals and small businesses by UPI and a block of similar business at WNIC, which no longer sells new business of this type. The specialty health insurance segment consists primarily of employee-paid disability insurance and other specialty insurance products for educators, individual health insurance products, primarily major medical and hospital indemnity coverage for persons under the age of 65 without employer-sponsored insurance, and employer-sponsored health and associated life insurance, stop-loss insurance, and administrative services only for employers with from 2 to 1,000 employees. A third segment, corporate and other, includes the non-insurance operations of the Company.

Life Insurance and Annuities. Revenues for the life insurance and annuities segment for the first quarter of 1995 were $58.2 million, compared to $57.1 million for the first quarter of 1994. The improvement was primarily attributable to higher insurance premiums and policy charges of $1.0 million, resulting from an increase in life insurance in force and policy charges at UPI.

Pretax operating income for the life insurance and annuities segment increased $0.7 million, or 8.6%, to $8.4 million in the first quarter of 1995 from $7.7 million in the first quarter of 1994 as a result of the increase in revenues and a decline in benefits.

In the second half of 1994, as market interest rates rose, the Company increased credited interest rates, primarily at WNIC. As a result, interest-rate spreads (the difference between what the Company earns on its investments and what is credited to policyholders) have declined below the levels of late 1994 and may remain so until at least the latter part of 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Specialty Health Insurance. Revenues for the specialty health insurance segment were $108.5 million in the first quarter of 1995 compared to $101.1 million in the first quarter of 1994, an increase of $7.4 million, or 7.3%. The improvement was primarily due to fee income for administering a block of reinsured individual health insurance, sales and rate increases in the employee benefits product line, and 1994 sales in the education disability product line. In addition, the 1994 first quarter included an adjustment of approximately $2.5 million to unpaid premiums that reduced revenues in that quarter.

The specialty health insurance segment reported pretax operating income of $1.4 million in the first quarter of 1995 compared to a loss of $1.1 million in the first quarter of 1994. The improvement was due to increased earnings from the individual health reinsurance transactions offset in part by an increase in the benefit ratio (insurance benefits divided by insurance premiums) of the group products portion of this segment.

Effective in the 1993 second quarter, the Company entered into a reinsurance agreement with The Harvest Life Insurance Company (Harvest Life) that provides that the Company reinsures 100% of a block of individual major medical business issued by Harvest Life. In the first quarter of 1994, the Company entered into a reinsurance agreement with National Casualty Company (National Casualty), whereby the Company reinsures 50% and administers 100% of a block of individual major medical health insurance. The Company receives a fee for administering this block of business.

The combined effect of these reinsurance transactions was to increase revenues and benefits and expenses by $16.5 million and $15.1 million, respectively, in the first quarter of 1995, from $14.8 million and $13.9 million, respectively, in the first quarter of 1994. Because these two reinsurance transactions are comprised of closed blocks of business, revenues and income from these transactions are expected to decline over the next several years.

Over the last several quarters, including the first quarter of 1995, the sales environment for the Company's group and individual major medical health insurance products has become more competitive as other insurance companies have priced their products more aggressively in order to obtain additional market share in these product lines. As a result of the sales environment, the Company has experienced an increase in the level of policy lapses in the segment and an increase in the benefit ratio in the 1995 first quarter and may experience a higher benefit ratio during the remainder of 1995 and in 1996 than in 1994. The higher benefit ratio may be offset in part by a lower expense ratio due to the economies generated by added business and organizational changes implemented in 1994.

The Company prices its products to emphasize maintaining desired profit margins and, as a result, saw a decline in new business sold in 1994. To help offset the decline, the Company has expanded its distribution network. As part of the reinsurance transactions, the sales forces of Harvest Life and National Casualty are now selling WNIC health products. The National Casualty sales force began selling WNIC products in the first quarter of 1995. For the first quarter, new sales increased to 11,000 policies, up from a quarterly average in 1994 of 7,000 policies sold.

Corporate and Other. For the first quarter of 1995, the corporate and other segment had pretax operating income of $1.6 million compared to $3.1 million in the first quarter of 1994. The decline was primarily due to a change in the allocation of expenses to the life insurance and annuities and specialty health insurance segments to more accurately report where the expenses are incurred.
Partially offsetting the expense reallocation, during 1994, the Company sold certain real estate investments that did not produce current income and invested the proceeds in income-producing fixed maturity investments, resulting in an increase in investment income in the 1995 first quarter over the same period of 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Investment Portfolio

At March 31, 1995, the Company had invested assets with a carrying value of $2.4 billion. Certain information about the Company's investment portfolio as of that date follows (dollars in millions):

                                                    Percent of
                                                      Total
                                  Carrying Value  Carrying Value
Fixed maturity investments:
  United States government
   obligations                       $   72.3          3.1%
  Obligations of states and
   political subdivisions                87.0          3.7
  Public utilities                      124.7          5.3
  Industrial and miscellaneous          880.6         37.3
  Mortgage-backed securities            641.4         27.2
  Other                                  33.1          1.4
Total fixed maturity investments      1,839.1         78.0

Mortgage loans on real estate           353.9         15.0
Real estate                              30.2          1.3
Policy loans                             54.5          2.3
Equity securities                         1.6          0.1
Other long-term                          26.6          1.1
Short-term                               52.8          2.2
Total invested assets                $2,358.7        100.0%

Fixed Maturity Investments

The carrying value of fixed maturity investments at December 31, 1994 was $1.8 billion, or 78.0% of the Company's invested assets. Due to the decline in market interest rates in the first quarter of 1995, the carrying value of the Company's fixed maturity investments compared to amortized cost increased and resulted in an unrealized loss on fixed maturity investments of $53.6 million compared to $119.5 million at December 31, 1994. The amortized cost of the Company's fixed maturity portfolio was $1.9 billion at March 31, 1995, unchanged from December 31, 1994.

The Company's policy for rating fixed maturity investments is to use the rating determined by Standard & Poor's Company or Moody's Investor Service, Inc. for publicly-traded investments. For privately-traded securities, the ratings of Duff & Phelps Credit Rating Company and Fitch Investors Service, Inc. are also recognized in defining rated securities. If an investment has a split rating (i.e., different ratings from the rating services) the Company categorizes the investment under the lowest rating. For those investments that do not have a rating from these services, the Company categorizes those investments on ratings assigned by the National Association of Insurance Commissioners (NAIC), whose ratings are as follows: NAIC Class 1 is considered equivalent to a AAA/Aaa, AA/Aa, or A rating; NAIC Class 2, BBB/Baa; and NAIC Classes 3-6, BB/Ba and below. At March 31, 1995, 7.7% of fixed maturity investments were rated with comparable NAIC ratings, the majority of which is $58.2 million of BBB-rated and $55.5 million of investments rated BB and lower.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


The composition of the Company's fixed maturity portfolio at March 31, 1995, based on ratings follows (dollars in millions):

<CATION>
                                           Carrying Value
                                           as a Percent of
                            Carrying     Fixed       Invested
                              Value    Maturities     Assets
AAA/Aaa                    $  764.9        41.6%       32.4%
AA/Aa                         133.8         7.3         5.7
A                             529.3        28.8        22.4
BBB/Baa                       308.0        16.7        13.1
BB/Ba and lower               103.1         5.6         4.4
Total Fixed Maturities     $1,839.1       100.0%       78.0%

The carrying value of the Company's high-yield investments (rated BB and lower) at March 31, 1995, was $103.1 million or 4.4% of the Company's invested assets, up from $90.9 million at December 31, 1994, due to rating downgrades. The Company does not anticipate any significant new investments in high-yield fixed maturity investments.

At March 31, 1995, 27.2% of the Company's invested assets were in mortgage- backed fixed maturity investments, including collateralized mortgage obligations (CMOs) and mortgage-backed pass-through securities. Mortgage-backed securities generally are collateralized by mortgages backed by the Government National Mortgage Association (GNMA), the Federal National Mortgage Association, and the Federal Home Loan Mortgage Corporation, all of which are agencies of the U.S. Government. Only GNMA mortgages are backed by the full faith and credit of the U.S. Government. Agency mortgage-backed securities are considered to have a AAA credit rating.

The carrying value of the Company's mortgage-backed securities portfolio at March 31, 1995 follows (dollars in millions):

                                    Carrying Value as a Percent of
                                                Mortgage-
                                     Carrying    Backed   Invested
                                       Value   Securities  Assets
Agency CMOs
  Planned and target amortization
   classes                             $266.1      41.5%     11.3%
  Sequential classes                      7.5       1.2       0.3
  Support classes                         5.4       0.8       0.2
   Accrual classes                        7.8       1.2       0.4
Total agency CMOs                       286.8      44.7      12.2
Non-agency CMOs
  Planned amortization classes           12.3       1.9       0.5
  Sequential classes                      8.8       1.4       0.3
   Accrual classes                        2.1       0.3       0.1
Total non-agency CMOs                    23.2       3.6       0.9
Total CMOs                              310.0      48.3      13.1
Non-agency mortgage-backed
 pass-through securities                  3.9       0.6       0.2
Agency mortgage-backed
 pass-through securities                327.5      51.1      13.9
Total mortgage-backed securities       $641.4    100.0%     27.2%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


In some instances, the Company invests in non-agency mortgage-backed securities, primarily highly-rated CMOs. At March 31, 1995, $20.4 million, or 88%, of the Company's non-agency CMOs were rated AAA. The credit risk associated with non-agency mortgage-backed securities is generally greater than that of agency mortgage-backed securities.

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

Planned amortization class and target amortization class tranches, which together comprised 11.8% of the Company's invested assets at March 31, 1995, are designed to amortize in a manner that shifts the primary risk of prepayment of the underlying collateral to investors in other tranches of the CMO.

Mortgage Loans

The Company's mortgage loan portfolio at March 31, 1995, shown by geographic distribution, year of maturity, and property type follows (dollars in millions):

           Geographic Distribution
        California     $ 60.7   17.2%
        Indiana          44.7   12.6
        Illinois         44.4   12.5
        Florida          32.0    9.0
        Texas            30.0    8.5
        North Carolina   19.6    5.5
        Georgia          13.5    3.8
        Wisconsin        11.0    3.1
        All other        98.0   27.8
             Total     $353.9  100.0%

                Property Type
        Retail      $210.7     59.5%
        Office        41.0     11.6
        Industrial    31.1      8.8
        Medical       23.6      6.7
        All other     47.5     13.4
             Total  $353.9    100.0%

                                 Scheduled
                                 Principal    Balloon
                                  Payments    Payments   Total
     Mortgage Loans by Year
      of Maturity:
        1995                     $     6.6    $  17.4   $  24.0
        1996                           9.6       32.3      41.9
        1997                          10.2       25.0      35.2
        1998                          10.5       12.3      22.8
        1999                          10.8       10.4      21.2
        2000 and thereafter           90.5      118.3     208.8
          Total                     $138.2     $215.7    $353.9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


The Company had investments in mortgage loans of $353.9 million at March 31, 1995 compared to $357.6 million at December 31, 1994. Investments in mortgage loans declined primarily due to prepayments and amortization of the mortgage loan portfolio during the first quarter of 1995. Of the outstanding loans at March 31, 1995, loans with a carrying value of $3.1 million (net of allowances of $0.5 million) or 1.0% were delinquent 60 days or more as to interest or principal, far better than recent industry averages.

The Company actively manages its non-current investments through restructuring of mortgages and sales and leasing of foreclosed real estate in order to achieve the highest current return as well as to preserve capital. Restructured loans, where modifications of the terms of the mortgage loan have generally occurred and which are considered current investments, had a carrying value of $16.7 million at March 31, 1995, essentially unchanged from December 31, 1994.

Real Estate

The Company's real estate investments totaled $30.2 million (net of allowances of $2.5 million) at March 31, 1995 compared to $27.0 million (net of allowances of $2.5 million) at December 31, 1994. The increase was due to foreclosures. At March 31, 1995, $7.9 million of the real estate investments were acquired through foreclosures, compared to $4.7 million at December 31, 1994. The Company does not anticipate any new acquisition of real estate other than through foreclosure of mortgage loans.

Liquidity and Capital Resources

Cash Flows. During the first quarter of 1995, the Company's operating activities generated cash of $22.0 million compared to $11.4 million in the first quarter of 1994. The increase in cash provided by operations in the first quarter of 1995 resulted primarily from improved earnings from operations partially offset by the return in the first quarter of 1994 of $4 million funds held for a terminated group life insurance contract.

Investing activities (purchases and sales of investments) used cash of $10.3 million in the first quarter of 1995 compared to $6.2 million in the first quarter of 1994, primarily for the purchase of fixed maturity investments in both periods.

Financing activities used cash of $15.9 million in the first quarter of 1995 and $8.3 million in the first quarter of 1994. The increase in cash used for financing activities was due to increased policyholder withdrawals from the closed block of interest-sensitive annuity business at WNIC, offset in part by increased interest-sensitive life insurance and annuity account deposits on this business at UPI.

Liquidity. The fair value of the Company's investment portfolio, primarily fixed maturity investments, is affected by changing interest rates. When interest rates rise, the fair value of the Company's fixed maturity investments declines. In addition, the value of the Company's policy liabilities decreases. In periods of declining interest rates, the fair value of the Company's fixed maturity investments increases, accompanied by an increase in the value of its policy liabilities. The Company estimates that a one percentage point change in market interest rates would have an inverse effect on the fair value of its fixed maturity investments of approximately 5.8%.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


The Company held cash and short-term investments of $56.0 million at March 31, 1995. Management believes the balance of cash and short-term investments plus cash inflow from premium revenues, investment income, and investment maturities is more than sufficient to meet the requirements of the Company and its subsidiaries.

Corporate Restructuring and Strategy

As a result of changing business and regulatory climates, the Company began a detailed review of its corporate strategy late in 1994. During the process of developing a new strategy, the Company is considering a number of business proposals to maximize the value of the Company for shareholders. The completion and announcement of the Company's new business strategy are expected in the second half of 1995.

A.M. Best Ratings

The ability of an insurance company to compete successfully depends, in part, on its financial strength, operating performance, and claims-paying ability as rated by A.M. Best and other rating agencies. The Company's insurance subsidiaries are each currently rated "A- (Excellent)" by A.M. Best, based on their 1993 statutory financial results and operating performance.

A. M. Best's 15 categories of rating for insurance companies currently range from "A++ (Superior)" to "F (In Liquidation)." According to A. M. Best, an "A" or "A-" rating is assigned to companies which, in A. M. Best's opinion, have achieved excellent overall performance when compared to the standards of the life insurance industry and generally have demonstrated a strong ability to meet their obligations to policyholders over a long period of time. Many of the Company's competitors have A.M. Best ratings of "A- " or lower, and the Company believes the insurance subsidiaries'
A.M. Best ratings are adequate to enable them to compete successfully. A.M. Best ratings are based upon factors of concern to policyholders, agents, and intermediaries and are directed toward the protection of policyholders, not investors.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

   Exhibit 11 - Computation of Per Share Earnings.

b. Reports on Form 8-K

   No reports on Form 8-K have been filed during the quarter ended
   March 31, 1995.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              WASHINGTON NATIONAL CORPORATION




May 11, 1995                  /s/ Joan K. Cohen
                              Joan K. Cohen
                              Vice President, Controller and Treasurer
                              (Duly Authorized Officer and Chief
                               Accounting Officer)

                            EXHIBIT INDEX



                                                             PAGE

   Exhibit 11 -  Computation of Per Share Earnings.           21