Form 10-Q
period 1995-06-30
WASHINGTON NATIONAL CORP
filed 1995-08-04
CIK 104867

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-Q

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended June 30, 1995.

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

Number of shares of Common Stock, $5 par value outstanding as of August 1, 1995 was 12,197,342.

                              CONTENTS



Part I.  Financial Information                               Page

 Item 1.  Financial Statements
  Consolidated Balance Sheet - June 30, 1995
     and December 31, 1994                                    3
  Consolidated Statement of Operations - Six and Three
     Months Ended June 30, 1995 and 1994                      4
  Consolidated Condensed Statement of Cash Flows -
     Six Months Ended June 30, 1995 and 1994                  5
  Notes to Consolidated Financial Statements - June 30, 1995  6

 Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations               9

Part II.  Other Information
 Item 1.       Legal Proceedings                             18
 Item 6.       Exhibits and Reports on Form 8-K              19

Signatures                                                   20

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

WASHINGTON NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEET
(000s Omitted)
                                                                      June 30,
                                                                        1995      December 31,
                                                                     (Unaudited)      1994
ASSETS

 Investments
  Fixed maturities -
    Available for sale at fair value (cost: $1,832,073; $1,768,181)   $1,871,217    $1,649,453
    Held to maturity at cost (fair value: $104,445; $112,368)            100,605       113,116
  Mortgage loans on real estate                                          342,840       357,641
  Real estate                                                             30,315        26,997
  Policy loans                                                            55,451        54,368
  Equity securities at fair value (cost: $1,865; $1,891)                   1,616         1,720
  Other long-term                                                         26,590        28,952
  Short-term                                                              33,172        52,387
Total Investments                                                      2,461,806     2,284,634

Cash                                                                       3,229         7,272
Deferred acquisition costs                                               254,007       293,850
Reinsurance recoverables and prepaid premiums                             52,527        54,842
Accrued investment income                                                 32,811        33,084
Insurance premiums in course of collection                                16,750        14,857
Property and equipment                                                    21,040        22,988
Goodwill                                                                  18,738        19,092
Separate Account                                                          48,649        42,178
Other                                                                     37,376        37,771
Total Assets                                                          $2,946,933    $2,810,568

LIABILITIES

Policy liabilities                                                    $2,362,717    $2,354,818
General expenses and other liabilities                                   120,183       121,685
Mortgage payable                                                           1,631         1,907
Income taxes (current: $(1,591); $316)                                    15,503       (16,343)
Separate Account                                                          48,649        42,178
Total Liabilities                                                      2,548,683     2,504,245

SHAREHOLDERS' EQUITY

Convertible Preferred Stock                                                  723           723
Common Stock                                                             125,407       124,842
Retained earnings                                                        312,187       302,759
Net unrealized gains (losses) on investments                              20,579       (61,356)
Unfunded pension loss                                                     (2,649)       (2,648)
Cost of Common Treasury Stock                                            (57,997)      (57,997)
Total Shareholders' Equity                                               398,250       306,323
Total Liabilities and Shareholders' Equity                            $2,946,933    $2,810,568

See Notes to Consolidated Financial Statements


                                                                                  Page 3 of 22



WASHINGTON NATIONAL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(000s Omitted, Except Per Share Data)
                                                                    Six Months Ended           Three Months Ended
                                                                         June 30,                    June 30,
                                                                     1995       1994            1995         1994
Revenues
  Premiums and policy charges                                       $246,763   $230,437        $126,052    $116,567
  Net investment income                                               92,033     89,483          46,497      44,546
  Realized investment gains (losses)                                    (606)       334               9        (132)
  Other                                                                5,809      2,212           3,067       1,069
Total Revenues                                                       343,999    322,466         175,625     162,050

Benefits and Expenses
  Benefits paid or provided                                          230,621    213,917         117,717     105,479
  Insurance and general expenses                                      69,606     68,898          34,354      35,755
  Amortization of deferred insurance costs                            19,387     17,306           9,958       8,669
Total Benefits and Expenses                                          319,614    300,121         162,029     149,903

Income Before Income Taxes                                            24,385     22,345          13,596      12,147
Income Taxes                                                           8,198      6,890           4,699       3,726

Net Income                                                           $16,187    $15,455         $ 8,897     $ 8,421

Primary Earnings Per Share

  Earnings Per Share                                                   $1.31      $1.25           $0.72       $0.68

  Average Shares and Equivalents Outstanding                          12,245     12,222          12,254      12,222

Fully Diluted Earnings Per Share

  Earnings Per Share                                                   $1.29      $1.24           $0.71       $0.67

  Average Shares and Equivalents Outstanding                          12,530     12,493          12,538      12,493

Dividends Paid Per Common Share                                        $0.54      $0.54           $0.27       $0.27

See Notes to Consolidated Financial Statements

                                                                                                        Page 4 of 22





WASHINGTON NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (Unaudited)
(000s Omitted)
                                                                        Six Months Ended
                                                                            June 30,
                                                                        1995        1994

Net Cash Provided by Operating Activities                               $44,763     $27,138

Investing Activities
  Proceeds from sales
    Fixed maturities - available for sale                               110,342      49,535
    Equities, mortgage loans, real estate, and other investments          5,523       8,564
  Proceeds from maturities and redemptions
    Fixed maturities - available for sale                                43,083     102,135
    Fixed maturities - held to maturity                                   9,706      12,091
    Equities, mortgage loans, real estate, and other investments         15,917      28,487
  Cost of purchases
    Fixed maturities - available for sale                              (217,635)   (227,305)
    Fixed maturities - held to maturity                                       -      (3,106)
    Equities, mortgage loans, real estate, and other investments         (3,995)    (13,388)
  Increase in policy loans                                               (1,083)       (429)
  Purchases of property and equipment                                      (156)       (764)
  Net decrease in short-term investments                                 19,215      27,203
    Net Cash Used by Investing Activities                               (19,083)    (16,977)

Financing Activities
  Policyholder account deposits                                          81,832      71,016
  Policyholder account withdrawals                                     (104,988)    (77,941)
  Proceeds from sale of common stock                                        468         449
  Repayment of mortgage                                                    (276)       (259)
  Cash dividends to shareholders                                         (6,759)     (6,735)
    Net Cash Used by Financing Activities                               (29,723)    (13,470)

      Decrease in Cash                                                   (4,043)     (3,309)

Cash at Beginning of Period                                               7,272      10,441
    Cash at End of Period                                                $3,229      $7,132


See Notes to Consolidated Financial Statements
                                                                               Page 5 of 22

                   WASHINGTON NATIONAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)

                            June 30, 1995


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

      The Company's investments in impaired mortgage loans is summarized below (000s omitted):

                                                          June 30, 1995
        Impaired loans (net of a $135 allowance)             $  2,792

        Impaired loans without allowances                       5,124

        Total impaired loans                                    7,916

        Non-impaired loans (net of $7,446 allowance)          334,924

        Total invested in mortgage loans                     $342,840

        Year-to-date average investment in impaired loans    $  3,711

        Income recognized on impaired loans                       261

        Income received on impaired loans                         246

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

                   WASHINGTON NATIONAL CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (UNAUDITED)

                            June 30, 1995


      A rollforward of the allowance for mortgage loan losses follows (000s omitted):

        Balance at December 31, 1994         $8,032

           Deductions                         (851)

           Additions                            400

        Balance June 30, 1995                $7,581

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

D. Reinsurance

   At June 30, 1995, approximately 50 percent of WNC's total reinsurance was ceded to Combined Life Insurance Company of America, with approximately 16 percent ceded to UNUM Life Insurance Company, and approximately 15 percent ceded to American Founders Life Insurance Company. The reinsurance with Combined Life and American Founders is a result of divestitures of supplemental health insurance, life insurance and annuity business.

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

   The effect of reinsurance on premiums and policy charges was as follows (000s omitted):

                                               June 30,    June 30,
                                                 1995        1994
        Direct premiums and policy charges     $247,182    $233,699
        Reinsurance assumed                      28,698      28,323
        Reinsurance ceded                       (29,117)    (31,585)
          Premiums and Policy Charges          $246,763    $230,437

   Reinsurance benefits ceded were $11,284,000 and $11,953,000 at June 30, 1995 and 1994, respectively.

                   WASHINGTON NATIONAL CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (UNAUDITED)

                            June 30, 1995


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

   A financial guarantee is a conditional commitment to guarantee the payment of an obligation by an unrelated entity to a third party. At June 30, 1995, the Company had two financial guarantees totaling $8,501,000 which are collateralized by the underlying real estate and related assets compared to financial guarantees totaling $15,206,000 at December 31, 1994.

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

Analysis of Net Income
                                             Three Months Ended     Six Months Ended
                                                  June 30,               June 30,
(000s omitted)                                 1995      1994        1995      1994
Pretax operating income (a)
 Life insurance and annuities                $ 8,636   $  8,712    $17,022   $16,437
 Specialty health insurance                    2,285      2,546      3,688     1,453
 Corporate and other                           2,666      1,021      4,281     4,121
Total pretax operating income                 13,587     12,279     24,991    22,011
Income taxes on operations                     4,645      4,454      8,651     7,783
Net operating income                           8,942      7,825     16,340    14,228
Net realized investment gains (losses) (b)       (45)       596       (153)    1,227
Net income                                   $ 8,897   $  8,421    $16,187   $15,455

(a)    Pretax income before realized investment gains and losses.
(b) 1995 and 1994 include taxes (benefits) of $54 and $(728), for the three months ended June 30, and $(453) and $(893), for the six months ended June 30, respectively.


Consolidated Results of Operations
Components of Pretax Operating Income by Segment
                                       Life        Specialty
                                     Insurance      Health      Corporate
(000s omitted)                     and Annuities   Insurance    and Other      Total

                                             Three Months Ended June 30, 1995
Revenues
  Insurance and other revenues        $20,253      $108,996      $ (130)     $129,119
  Net investment income                38,387         5,202       2,908        46,497
Total revenues excluding realized
 investment losses                     58,640       114,198       2,778       175,616
Benefits and expenses
  Insurance benefits                   40,544        77,102          71       117,717
  Expenses                              4,562        29,751          41        34,354
  Amortization of deferred
   acquisition costs                    4,898         5,060           _         9,958
 Total benefits and expenses           50,004       111,913         112       162,029
 Pretax operating income              $ 8,636      $  2,285      $2,666      $ 13,587

                                             Three Months Ended June 30, 1994
Revenues
  Insurance and other revenues        $17,821      $ 99,778      $   37      $117,636
  Net investment income                37,936         5,035       1,575        44,546
Total revenues excluding realized
 investment gains                      55,757       104,813       1,612       162,182
Benefits and expenses
  Insurance benefits                   38,038        67,333         108       105,479
  Expenses                              4,980        30,292         483        35,755
  Amortization of deferred
   acquisition costs                    4,027         4,642           _         8,669
 Total benefits and expenses           47,045       102,267         591       149,903
 Pretax operating income              $ 8,712      $  2,546      $1,021      $ 12,279

                                                                 Page 9 of 22

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


                                       Life        Specialty
                                    Insurance        Health     Corporate
(000s omitted)                     and Annuities   Insurance    and Other     Total

                                               Six Months Ended June 30, 1995
Revenues
  Insurance and other revenues        $40,028      $212,691      $ (147)     $252,572
  Net investment income                76,793         9,991       5,249        92,033
Total revenues excluding realized
 investment losses                    116,821       222,682       5,102       344,605
Benefits and expenses
  Insurance benefits                   80,792       149,684         145       230,621
  Expenses                              9,339        59,591         676        69,606
  Amortization of deferred
   acquisition costs                    9,668         9,719           _        19,387
 Total benefits and expenses           99,799       218,994         821       319,614
 Pretax operating income              $17,022      $  3,688      $4,281      $ 24,991


                                               Six Months Ended June 30, 1994
Revenues
  Insurance and other revenues        $36,740      $195,848      $   61      $232,649
  Net investment income                76,120        10,044       3,319        89,483
Total revenues excluding realized
 investment gains                     112,860       205,892       3,380       322,132
Benefits and expenses
  Insurance benefits                   78,878       134,867         172       213,917
  Expenses                              9,685        60,126        (913)       68,898
  Amortization of deferred
   acquisition costs                    7,860         9,446           _        17,306
 Total benefits and expenses           96,423       204,439        (741)      300,121
 Pretax operating income              $16,437      $  1,453      $4,121      $ 22,011

Six Months Ended June 30, 1995 Compared to Six Months Ended
June 30, 1994

Total Revenues Excluding Realized Investment Gains and Losses. Total revenues excluding realized investment gains and losses increased
$22.5 million, or 7.0%, from $322.1 million to $344.6 million primarily due to increased insurance and other revenue in the specialty health insurance segment, discussed below.

Insurance Benefits. Insurance benefits increased $19.5 million, or 6.5%, from $300.1 million in 1994 to $319.6 million in 1995. The increase was primarily due to higher benefits in the specialty health insurance segment, discussed below.

Realized Investment Gains and Losses. Realized investment losses for 1995 were $0.6 million ($0.2 million after taxes) compared to realized investment gains of $0.3 million ($1.2 million after taxes) in 1994. The losses in 1995 were due primarily to sales of fixed maturity investments while the gains in 1994 were due mainly to sales of equity securities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Segment Information

The Company has two operating business segments. The life insurance and annuities segment consists of universal life insurance and other interest-sensitive life insurance and annuity products marketed to individuals and small businesses by United Presidential Life Insurance Company (UPI) and a block of similar business at Washington National Insurance Company (WNIC), which no longer sells new business of this type. The second segment is the specialty health insurance segment, which consists primarily of employee-paid disability insurance and other specialty insurance products for educators, individual health insurance products (primarily major medical and hospital indemnity coverage for persons under the age of 65 without employer-sponsored insurance), and employer-sponsored health and associated life insurance, stop-loss insurance, and administrative services only for employers with from 2 to 1,000 employees. A third segment, corporate and other, includes the non-insurance operations of the Company.

Life Insurance and Annuities. Revenues for the life insurance and annuities segment for 1995 were $116.8 million, compared to $112.9 million for 1994. The improvement was primarily attributable to higher insurance premiums and policy charges of $3.3 million, resulting from an increase in life insurance in force and policy charges as well as increased investment income at UPI.

Pretax operating income for the life insurance and annuities segment increased $0.6 million, or 3.6%, to $17.0 million in 1995 from $16.4 million in 1994 as a result of increased investment income, better mortality experience, and an improved expense ratio, offset in part by an anticipated decline in interest rate spreads (the difference between what the Company earns on its investments and what is credited to policyholders).

In the second half of 1994, as market interest rates rose, the Company increased credited interest rates to its policyholders and contract holders, primarily at WNIC. As a result, interest-rate spreads in the first two quarters of 1995 have declined below the levels of late 1994. Because market interest rates have now declined, credited rates on these policies are being reduced where appropriate.

Specialty Health Insurance. Revenues for the specialty health insurance segment were $222.7 million in 1995 compared to $205.9 million in 1994, an increase of $16.8 million, or 8.2%. The improvement was primarily due to increased premium revenue from individual health insurance products and fee income for administering a reinsured block of individual health policies, improved sales and rate increases on employee benefit group products, and increased sales of education disability products. Also contributing to the increase was an adjustment in 1994 of $2.5 million to unpaid premiums related to employee benefit group health insurance products that reduced revenues.

The specialty health insurance segment reported pretax operating income of $3.7 million in 1995 compared to $1.5 million in 1994. The increase was primarily due to the higher revenue discussed above and improvement in the segment's expense ratio offset in part by an expected increase in the segment's benefit ratio (insurance benefits divided by insurance premiums). The improvement in the segment's expense ratio was due to the previous combination of the individual health and employee benefits divisions at WNIC.

Effective in the 1993 second quarter, the Company entered into a reinsurance agreement with The Harvest Life Insurance Company (Harvest Life) that provides that the Company reinsures 100% of a block of individual major medical business issued by Harvest Life. In the second quarter of 1994, the Company entered into a reinsurance agreement with National Casualty Company (National Casualty), whereby the Company reinsures 50% and administers 100% of a block of individual major medical health insurance. The Company receives a fee for administering this block of business.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


The combined effect of these reinsurance transactions was to increase revenues and benefits and expenses by $32.2 million and $20.4 million, respectively, in 1995, from $28.5 million and $17.7 million, respectively, in 1994. Because these two reinsurance transactions are comprised of closed blocks of business, revenues and income from these transactions are expected to decline over the next several years.

Over the last several quarters, including the second quarter of 1995, the sales environment for the Company's group and individual major medical health insurance products has become more competitive as other insurance companies have priced their products more aggressively in order to obtain additional market share in these product lines. The sales environment has caused the segment to experience an increase in the level of major medical health insurance policy lapses and an increase in the benefit ratio. These trends may continue during the remainder of 1995 and in 1996.

The Company prices its products to emphasize the maintenance of desired profit margins. As a result of the more competitive sales environment, sales of new business declined in 1994. To help offset this decline, the Company has increased its distribution network for individual major medical health insurance products. As part of the reinsurance transactions discussed above, the National Casualty sales force began to sell WNIC health insurance products in the first quarter of 1995. For the second quarter of 1995, sales of new individual health insurance policies increased to 18,700 policies, from 6,700 policies in the second quarter of 1994. For the six months of 1995, total new policies written were 29,600, compared to 13,800 in 1994.

Beginning in 1994, the Company implemented various organizational changes in order to obtain expense savings. These organizational changes, plus additional economies of scale attributed to added business, have resulted in a lower expense ratio for this segment in 1995 compared to 1994 and have offset in large part the increase in the benefit ratio described above.

Corporate and Other. For 1995, the corporate and other segment had pretax operating income of $4.3 million compared to $4.1 million in 1994. The increase was due to improved investment income on the Company's surplus offset in part by higher expenses. During 1994, the Company sold certain real estate investments that did not produce current income and invested the proceeds in income producing fixed maturity investments. The increase in expenses was due to a change in the allocation of expenses to the life insurance and annuities and specialty health insurance segments to more accurately report where the expenses are incurred, offset in part by real estate expenses related to the Company's previous home office in 1994 but not in 1995.

Comparison of Quarter Ended June 30, 1995 to June 30, 1994

The nature and reasons for any significant variations between quarters ended June 30, 1995 and June 30, 1994 are the same as those discussed above for the respective six-month periods, except where otherwise noted.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Investment Portfolio

At June 30, 1995, the Company had invested assets with a carrying value of $2.5 billion. Certain information about the Company's investment portfolio as of that date follows (dollars in millions):

                                                       Percent of Total
                                     Carrying Value     Carrying Value
Fixed maturity investments:
  United States government
   obligations                           $   76.8             3.1%
  Obligations of states and
   political subdivisions                    92.0             3.7
  Public utilities                          140.6             5.7
  Industrial and miscellaneous              947.3            38.5
  Mortgage-backed securities                679.2            27.6
  Other                                      35.9             1.5
Total fixed maturity investments          1,971.8            80.1

Mortgage loans on real estate               342.8            13.9
Real estate                                  30.3             1.2
Policy loans                                 55.5             2.3
Equity securities                             1.6             0.1
Other long-term                              26.6             1.1
Short-term                                   33.2             1.3
Total invested assets                    $2,461.8           100.0%


Fixed Maturity Investments

The carrying value of fixed maturity investments at December 31, 1994 was $1.8 billion, or 77.1% of the Company's invested assets. Due to the decline in market interest rates in the first six months of 1995, the carrying value of the Company's fixed maturity investments compared to amortized cost increased and resulted in an unrealized gain on fixed maturity investments of $39.1 million compared to an unrealized loss of $119.5 million at December 31, 1994. The amortized cost of the Company's fixed maturity portfolio was $1.9 billion at June 30, 1995, unchanged from December 31, 1994.

The Company's policy for rating fixed maturity investments is to use the rating determined by Standard & Poor's Company or Moody's Investor Service, Inc. for publicly-traded investments. For privately-traded securities, the ratings of Duff & Phelps Credit Rating Company and Fitch Investors Service, Inc. are also recognized in defining rated securities. If an investment has a split rating (i.e., different ratings from the rating services) the Company categorizes the investment under the lowest rating. For those investments that do not have a rating from these services, the Company categorizes those investments on ratings assigned by the National Association of Insurance Commissioners (NAIC), whose ratings are as follows: NAIC Class 1 is considered equivalent to a AAA/Aaa, AA/Aa, or A rating; NAIC Class 2, BBB/Baa; and NAIC Classes 3-6, BB/Ba and below. At June 30, 1995, 6.1% of fixed maturity investments were rated with comparable NAIC ratings, the majority of which is $50.7 million of BBB-rated and $52.8 million of investments rated BB and lower.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


The composition of the Company's fixed maturity portfolio at June
30, 1995, based on ratings follows (dollars in millions):

                                           Carrying Value
                                           as a Percent of
                          Carrying       Fixed        Invested
                            Value      Maturities      Assets
AAA/Aaa                   $  837.5        42.5%         34.0%
AA/Aa                        142.7         7.2           5.8
A                            566.3        28.7          23.0
BBB/Baa                      320.4        16.3          13.0
BB/Ba and lower              104.9         5.3           4.3
Total Fixed Maturities    $1,971.8       100.0%         80.1%

The carrying value of the Company's high-yield investments (rated BB and lower) at June 30, 1995, was $104.9 million or 4.3% of the Company's invested assets, up from $90.9 million at December 31, 1994, due to rating downgrades. The Company does not anticipate any significant new investments in high-yield fixed maturity investments.

At June 30, 1995, 27.6% of the Company's invested assets were in mortgage-backed fixed maturity investments, including collateralized mortgage obligations (CMOs) and mortgage-backed pass-through securities. Mortgage-backed securities generally are collateralized by mortgages backed by the Government National Mortgage Association
(GNMA), the Federal National Mortgage Association, and the Federal Home Loan Mortgage Corporation, all of which are agencies of the U.S. Government. Only GNMA mortgages are backed by the full faith and credit of the U.S. Government. Agency mortgage-backed securities are considered to have a AAA credit rating.

The carrying value of the Company's mortgage-backed securities portfolio at June 30, 1995 follows (dollars in millions):

                                       Carrying Value as a Percent of
                                                 Mortgage-
                                      Carrying     Backed     Invested
                                       Value     Securities    Assets
Agency CMOs
  Planned and target amortization
   classes                             $279.6       41.2%        11.4%
  Sequential classes                      5.6        0.8          0.2
  Support classes                         5.7        0.8          0.2
  Accrual classes                         7.8        1.2          0.3
Total agency CMOs                       298.7       44.0         12.1
Non-agency CMOs
  Planned amortization classes           14.9        2.2          0.6
  Sequential classes                      6.8        1.0          0.3
  Accrual classes                         1.7        0.3          0.1
Total non-agency CMOs                    23.4        3.5          1.0
Total CMOs                              322.1       47.5         13.1
Non-agency mortgage-backed
 pass-through securities                  3.5        0.5          0.1
Agency mortgage-backed
 pass-through securities                353.6       52.0         14.4
Total mortgage-backed securities       $679.2      100.0%        27.6%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


In some instances, the Company invests in non-agency mortgage-backed securities, primarily highly-rated CMOs. The credit risk associated with non-agency mortgage-backed securities is generally greater than that of agency mortgage-backed securities. At June 30, 1995, $20.6 million, or 88%, of the Company's non-agency CMOs were rated AAA.

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

Planned amortization class and target amortization class tranches, which together comprised 43.4% of the Company's mortgage-backed securities at June 30, 1995, are designed to amortize in a manner that shifts the primary risk of prepayment of the underlying collateral to investors in other tranches of the CMO.

Mortgage Loans

The Company's mortgage loan portfolio at June 30, 1995, shown by geographic distribution, year of maturity, and property type follows (dollars in millions):

            Geographic Distribution
        California       $ 58.5     17.1%
        Indiana            42.8     12.5
        Illinois           42.2     12.3
        Florida            31.7      9.2
        Texas              29.5      8.6
        North Carolina     17.7      5.2
        Virginia           15.0      4.4
        Georgia            13.3      3.9
        All other          92.1     26.8
             Total       $342.8    100.0%


                     Property Type
Retail             $203.8      59.4%
Office               39.3      11.5
Industrial           31.3       9.1
Medical              22.5       6.6
All other            45.9      13.4
     Total         $342.8     100.0%

                                             Scheduled
                                             Principal   Balloon
                                              Payments   Payments    Total
     Mortgage Loans by Year of Maturity:
      1995                                     $  4.4     $ 13.6    $ 18.0
      1996                                        9.5       32.0      41.5
      1997                                       10.1       24.6      34.7
      1998                                       10.4       11.8      22.2
      1999                                       10.7       10.3      21.0
      2000 and thereafter                        89.5      115.9     205.4
        Total                                  $134.6     $208.2    $342.8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


The Company had investments in mortgage loans of $342.8 million at June 30, 1995 compared to $357.6 million at December 31, 1994. Investments in mortgage loans declined primarily due to prepayments and amortization of the mortgage loan portfolio during the first two quarters of 1995. Of the outstanding loans at June 30, 1995, loans with a carrying value of $1.6 million (net of allowances of $0.3 million) or 0.5% were delinquent 60 days or more as to interest or principal, far better than recent industry averages.

The Company actively manages its non-current investments through restructuring of mortgages and sales and leasing of foreclosed real estate in order to achieve the highest current return as well as to preserve capital. Restructured loans, where modifications of the terms of the mortgage loan have generally occurred and which are considered current investments, had a carrying value of $12.6 million at June 30, 1995, a decrease of $4.0 million from December 31, 1994.

Real Estate

The Company's real estate investments totaled $30.3 million (net of allowances of $2.0 million) at June 30, 1995 compared to $27.0 million (net of allowances of $2.5 million) at December 31, 1994. At June 30, 1995, $7.4 million of the real estate investments were acquired through foreclosures, compared to $4.7 million at December 31, 1994. The Company does not anticipate any new acquisition of real estate other than through foreclosure of mortgage loans.

Liquidity and Capital Resources

Cash Flows. During the first six months of 1995, the Company's operating activities generated cash of $44.8 million compared to $27.1 million in the second quarter of 1994. The increase in cash provided by operations in 1995 was partially augmented by the return in the first quarter of 1994 of $4 million of funds held for a terminated group life insurance contract.

Investing activities (purchases and sales of investments) used cash of $19.1 million in the first six months of 1995 compared to $17.0 million in 1994, primarily for the purchase of fixed maturity investments in both periods.

Financing activities used cash of $29.7 million in the first six months of 1995 and $13.5 million in 1994. The increase in cash used for financing activities was primarily due to higher policyholder withdrawals of interest-sensitive life insurance and annuity business offset in part by a smaller increase in interest-sensitive life insurance and annuity account deposits.

Liquidity. The fair value of the Company's investment portfolio, primarily fixed maturity investments, is affected by changing interest rates. When interest rates rise, the fair value of the Company's fixed maturity investments declines. In addition, the fair value of the Company's policy liabilities decreases. In periods of declining interest rates, the fair value of the Company's fixed maturity investments increases, accompanied by an increase in the fair value of its policy liabilities. The Company estimates that a one percentage point change in market interest rates would have an inverse effect on the fair value of its fixed maturity investments of approximately 5.8%.

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

The Company held cash and short-term investments of $36.4 million at June 30, 1995. Management believes the balance of cash and short-term investments plus cash inflow from premium revenues, investment income, and investment maturities is more than sufficient to meet the liquidity requirements of the Company and its subsidiaries.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Corporate Strategy

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

A.M. Best Ratings

The ability of an insurance company to compete successfully depends, in part, on its financial strength, operating performance, and claims-paying ability as rated by A.M. Best and other rating
agencies.   A. M. Best uses a variety of qualitative and
quantitative measures in determining a company's rating and surplus adequacy. The Company's insurance subsidiaries are each currently rated "A- (Excellent)" by A.M. Best, based on their 1994 statutory financial results and operating performance.

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

In September 1994, two retired employees filed a lawsuit in the United States District Court for the Northern District of Illinois against WNC, WNC's wholly owned subsidiary, Washington National Insurance Company ("WNIC"), and the three individual trustees of the Washington National Insurance Company Home Office Group Insurance Plan (the "Plan"). The plaintiffs purport to act as members of a class consisting of all home office employees of WNC and WNIC who retired or tendered their irrevocable notice of retirement on or before July 24, 1989 and who are eligible to receive benefits under the Plan.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

   Exhibit 11 - Computation of Per Share Earnings.

b. Reports on Form 8-K

   No reports on Form 8-K have been filed during the quarter ended
   June 30, 1995.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              WASHINGTON NATIONAL CORPORATION




August 4, 1995                /s/ Joan K. Cohen
                              Joan K. Cohen
                              Vice President, Controller and Treasurer
                              (Duly Authorized Officer and Chief
                              Accounting Officer)

                            EXHIBIT INDEX



                                                            PAGE

   Exhibit 11 -  Computation of Per Share Earnings.          22