Form 10-Q
period 1995-09-30
WASHINGTON NATIONAL CORP
filed 1995-11-07
CIK 104867

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended September 30, 1995.

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

Number of shares of Common Stock, $5 par value outstanding as of November 2, 1995 was 12,210,693.

                              CONTENTS



Part I.  Financial Information                               Page

 Item 1.  Financial Statements
  Consolidated Balance Sheet - September 30, 1995
     and December 31, 1994                                    3
  Consolidated Statement of Operations - Nine and
     Three Months Ended September 30, 1995 and 1994           4
  Consolidated Condensed Statement of Cash Flows -
     Nine Months Ended September 30, 1995 and 1994            5
  Notes to Consolidated Financial Statements -
     September 30, 1995                                       6

 Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations               9

Part II.  Other Information
 Item 1.       Legal Proceedings                             18
 Item 6.       Exhibits and Reports on Form 8-K              19

Signatures                                                   20

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

WASHINGTON NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEET
(000s Omitted)
                                                                    September 30,
                                                                        1995      December 31,
                                                                     (Unaudited)      1994
ASSETS

 Investments
  Fixed maturities -
    Available for sale at fair value (cost: $1,844,352; $1,768,181)   $1,886,517    $1,649,453
    Held to maturity at cost (fair value: $97,310; $112,368)              93,806       113,116
  Mortgage loans on real estate                                          329,445       357,641
  Real estate and joint ventures                                          35,164        26,997
  Policy loans                                                            55,722        54,368
  Equity securities at fair value (cost: $2,243; $1,891)                   2,007         1,720
  Other long-term                                                         27,412        28,952
  Short-term                                                              35,790        52,387
Total Investments                                                      2,465,863     2,284,634

Cash                                                                       5,183         7,272
Deferred acquisition costs                                               256,386       293,850
Reinsurance recoverables and prepaid premiums                             52,289        54,842
Accrued investment income                                                 33,493        33,084
Insurance premiums in course of collection                                15,073        14,857
Property and equipment                                                    20,262        22,988
Goodwill                                                                  18,562        19,092
Separate Account                                                          49,596        42,178
Other                                                                     40,497        37,771
Total Assets                                                          $2,957,204    $2,810,568

LIABILITIES

Policy liabilities                                                    $2,364,943    $2,354,818
General expenses and other liabilities                                   118,205       121,685
Mortgage payable                                                           1,445         1,907
Income taxes (current: $(157); $316)                                      16,463       (16,343)
Separate Account                                                          49,596        42,178
Total Liabilities                                                      2,550,652     2,504,245

SHAREHOLDERS' EQUITY

Convertible Preferred Stock                                                  723           723
Common Stock                                                             125,628       124,842
Retained earnings                                                        317,190       302,759
Net unrealized gains (losses) on investments                              23,657       (61,356)
Unfunded pension loss                                                     (2,649)       (2,648)
Cost of Common Treasury Stock                                            (57,997)      (57,997)
Total Shareholders' Equity                                               406,552       306,323
Total Liabilities and Shareholders' Equity                            $2,957,204    $2,810,568

See Notes to Consolidated Financial Statements

WASHINGTON NATIONAL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(000s Omitted, Except Per Share Data)
                                                                    Nine Months Ended             Three Months Ended
                                                                      September 30,                  September 30,
                                                                     1995       1994                1995       1994
Revenues
  Premiums and policy charges                                       $371,893   $349,047            $125,130   $118,610
  Net investment income                                              138,260    135,941              46,227     46,458
  Realized investment gains (losses)                                    (914)       293                (308)       (41)
  Other                                                                8,533      4,945               2,724      2,733
Total Revenues                                                       517,772    490,226             173,773    167,760

Benefits and Expenses
  Benefits paid or provided                                          349,455    325,445             118,834    111,528
  Insurance and general expenses                                     103,268    103,614              33,662     34,716
  Amortization of deferred insurance costs                            29,110     27,072               9,723      9,766
Total Benefits and Expenses                                          481,833    456,131             162,219    156,010

Income Before Income Taxes                                            35,939     34,095              11,554     11,750
Income Taxes                                                          11,365      9,513               3,167      2,623

Net Income                                                           $24,574    $24,582              $8,387     $9,127

Primary Earnings Per Share

  Earnings Per Share                                                   $1.98      $1.99               $0.67      $0.74

  Average Shares and Equivalents Outstanding                          12,258     12,225              12,296     12,227

Fully Diluted Earnings Per Share

  Earnings Per Share                                                   $1.95      $1.97               $0.67      $0.73

  Average Shares and Equivalents Outstanding                          12,585     12,496              12,597     12,505

Dividends Paid Per Common Share                                        $0.81      $0.81               $0.27      $0.27

See Notes to Consolidated Financial Statements


WASHINGTON NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (Unaudited)
(000s Omitted)
                                                                        Nine Months Ended
                                                                          September 30,
                                                                        1995        1994

Net Cash Provided by Operating Activities                               $57,830     $51,287

Investing Activities
  Proceeds from sales
    Fixed maturities - available for sale                               189,366     101,584
    Equities, mortgage loans, real estate, and other investments          6,361      12,131
  Proceeds from maturities and redemptions
    Fixed maturities - available for sale                                67,464     123,391
    Fixed maturities - held to maturity                                  11,751      14,573
    Equities, mortgage loans, real estate, and other investments         29,806      45,958
  Cost of purchases
    Fixed maturities - available for sale                              (333,964)   (335,664)
    Fixed maturities - held to maturity                                       -      (3,000)
    Equities, mortgage loans, real estate, and other investments         (4,742)    (19,717)
  Net increase in policy loans                                           (1,354)     (1,206)
  Net purchases of property and equipment                                  (440)     (1,540)
  Net decrease in short-term investments                                 16,597      29,131
    Net Cash Used by Investing Activities                               (19,155)    (34,359)

Financing Activities
  Policyholder account deposits                                         118,187     106,565
  Policyholder account withdrawals                                     (148,949)   (121,752)
  Proceeds from sale of common stock                                        603         569
  Repayment of mortgage                                                    (462)       (259)
  Cash dividends to shareholders                                        (10,143)    (10,105)
  Change in short-term notes payable                                          -         400
    Net Cash Used by Financing Activities                               (40,764)    (24,582)

      Decrease in Cash                                                   (2,089)     (7,654)

Cash at Beginning of Period                                               7,272      10,441
    Cash at End of Period                                                $5,183      $2,787


See Notes to Consolidated Financial Statements

                                                              Page 5 of 22

                   WASHINGTON NATIONAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)

                         September 30, 1995


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

B. New Accounting Standards

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

      The Company's investments in impaired mortgage loans is summarized below (000s omitted):

                                                      September 30, 1995
        Impaired loans (net of a $135 allowance)          $    2,776

        Impaired loans without allowances                      5,156

        Total impaired loans                                   7,932

        Non-impaired loans (net of $7,171 allowance)         321,513

        Total invested in mortgage loans                    $329,445

        Year-to-date average investment in impaired loans   $  5,158

        Income recognized on impaired loans                      395

        Income received on impaired loans                        390

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

                   WASHINGTON NATIONAL CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (UNAUDITED)

                         September 30, 1995


      A rollforward of the allowance for mortgage loan losses follows (000s omitted):

        Balance at December 31, 1994         $8,032

           Deductions                        (1,126)

           Additions                            400

        Balance September 30, 1995           $7,306

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

C. Reinsurance

   At September 30, 1995, approximately 52 percent of WNC's total reinsurance was ceded to Combined Life Insurance Company of America, with approximately 18 percent ceded to UNUM Life Insurance Company, and approximately 22 percent ceded to American Founders Life Insurance Company. The reinsurance with Combined Life and American Founders is a result of divestitures of supplemental health insurance, life insurance, and annuity business.

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

   The effect of reinsurance on premiums and policy charges for the nine months ended September 30, 1995 and 1994 follows (000s omitted):

                                             September 30,  September 30,
                                                 1995           1994
        Direct premiums and policy charges     $374,066       $353,977
        Reinsurance assumed                      41,621         42,284
        Reinsurance ceded                       (43,794)       (47,214)
          Net Premiums and Policy Charges      $371,893       $349,047

   Reinsurance benefits ceded were $17,114,000 and $17,548,000 at September 30, 1995 and 1994, respectively.

                   WASHINGTON NATIONAL CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (UNAUDITED)

                         September 30, 1995


D. Financial Commitments and Guarantees

   The Company has entered into financial guarantees which are financial instruments with off-balance sheet credit risk. A financial guarantee is a conditional commitment to guarantee the payment of an obligation by an unrelated entity to a third party. The exposure to credit risk is represented by the amount the Company, under certain circumstances, would contractually have to pay. These financial instruments were entered into for the fee income and the potential to share in future capital appreciation of the underlying assets.

   At September 30, 1995, the Company had financial guarantees totaling $9,595,000 which are collateralized by the underlying real estate and related assets compared to financial guarantees totaling $15,206,000 at December 31, 1994.

   The Company has entered into a joint venture to develop its previous home office site. Under the terms of the agreement the Company will be issuing guarantees totaling $6.2 million which are scheduled to expire in 1997 ($1.2 million was issued in the third quarter and is included in the above total). In addition, the Company will issue a project completion guarantee for an unspecified amount. Under certain circumstances the Company's partner in the joint venture would be required to share in these guarantees.

   The financial guarantees are scheduled to expire in 1996 and 1997, however, the guarantees may be extended. The Company feels it has adequate reserves for potential future losses.


E. Net Unrealized Gains (Losses) on Investments

   The components of net unrealized gains (losses) on investments is as follows:


                                                     September 30,  December 31,
                                                         1995           1994
        Net unrealized gains (losses) on securities     $43,484      $(118,899)
        Deferred income tax expense (benefit)            (7,678)        24,543
        Adjustment to deferred acquisition costs        (12,149)        33,000
        Net unrealized gains (losses) on investments    $23,657      $ (61,356)


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

Analysis of Net Income
                                        Three Months Ended    Nine Months Ended
                                           September 30,        September 30,
(000s omitted)                            1995       1994      1995      1994
Pretax operating income (a)
 Life insurance and annuities          $  8,119   $  8,096   $25,141   $24,533
 Specialty health insurance               1,405      1,971     5,093     3,424
 Corporate and other                      2,338      1,724     6,619     5,845
Total pretax operating income            11,862     11,791    36,853    33,802
Income taxes on operations                4,142      3,925    12,793    11,708
Net operating income                      7,720      7,866    24,060    22,094
Net realized investment gains (b)           667      1,261       514     2,488
Net income                             $  8,387   $  9,127   $24,574   $24,582

(a) Pretax income before realized investment gains and losses.
(b) 1995 and 1994 include tax benefits of $975 and $1,302, for the three months ended September 30, and $1,428 and $2,195 for the nine months ended September 30, respectively.


Consolidated Results of Operations
Components of Pretax Operating Income by Segment

                                        Life       Specialty
                                     Insurance       Health    Corporate
(000s omitted)                      and Annuities  Insurance   and Other    Total

                                             Three Months Ended September 30, 1995
Revenues
  Insurance and other                  $19,133      $108,772    $  (51)   $127,854
  Net investment income                 39,134         5,589     1,504      46,227
Total revenues excluding realized
 investment losses                      58,267       114,361     1,453     174,081
Benefits and expenses
  Insurance benefits                    41,418        77,341        75     118,834
  Expenses                               4,492        30,130      (960)     33,662
  Amortization of deferred
   acquisition costs                     4,238         5,485         -       9,723
 Total benefits and expenses            50,148       112,956      (885)    162,219
 Pretax operating income               $ 8,119      $  1,405    $2,338    $ 11,862


                                         Three Months Ended September 30, 1994
Revenues
  Insurance and other                  $18,792      $102,404    $  147    $121,343
  Net investment income                 38,815         5,035     2,608      46,458
Total revenues excluding realized
 investment losses                      57,607       107,439     2,755     167,801
Benefits and expenses
  Insurance benefits                    39,998        71,433        97     111,528
  Expenses                               4,606        29,176       934      34,716
  Amortization of deferred
   acquisition costs                     4,907         4,859         -       9,766
 Total benefits and expenses            49,511       105,468     1,031     156,010
 Pretax operating income               $ 8,096      $  1,971    $1,724    $ 11,791

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

                                      Life         Specialty
                                    Insurance       Health     Corporate
(000s omitted)                    and Annuities    Insurance   and Other    Total

                                          Nine Months Ended September 30, 1995
Revenues
  Insurance and other                 $ 59,161      $321,463   $  (198)   $380,426
  Net investment income                115,927        15,580     6,753     138,260
Total revenues excluding realized
 investment losses                     175,088       337,043     6,555     518,686
Benefits and expenses
  Insurance benefits                   122,210       227,025       220     349,455
  Expenses                              13,831        89,721      (284)    103,268
  Amortization of deferred
   acquisition costs                    13,906        15,204         -      29,110
 Total benefits and expenses           149,947       331,950       (64)    481,833
 Pretax operating income              $ 25,141      $  5,093    $6,619    $ 36,853

                                         Nine Months Ended September 30, 1994
Revenues
  Insurance and other                 $ 55,532      $298,252    $  208    $353,992
  Net investment income                114,935        15,079     5,927     135,941
Total revenues excluding realized
 investment gains                      170,467       313,331     6,135     489,933
Benefits and expenses
  Insurance benefits                   118,876       206,300       269     325,445
  Expenses                              14,291        89,302        21     103,614
  Amortization of deferred
   acquisition costs                    12,767        14,305         -      27,072
 Total benefits and expenses           145,934       309,907       290     456,131
 Pretax operating income              $ 24,533      $  3,424    $5,845    $ 33,802


Nine Months Ended September 30, 1995 Compared to Nine Months Ended September 30, 1994

Total Revenues Excluding Realized Investment Gains and Losses. Total revenues excluding realized investment gains and losses increased $28.8 million, or 5.9%, from $489.9 million to $518.7 million, primarily due to increased insurance and other revenues in the specialty health insurance segment, discussed below.

Insurance Benefits. Insurance benefits increased $24.1 million, or 7.4%, from $325.4 million in 1994 to $349.5 million in 1995. The increase was primarily due to higher benefits in the specialty health insurance segment, discussed below.

Insurance and General Expenses. Insurance and general expenses of $103.3 million in 1995 were down slightly from 1994 despite a 5.9% increase in revenues, primarily due to cost containment efforts throughout the Company.

Realized Investment Gains and Losses. Realized investment losses for 1995 were $0.9 million ($0.5 million gain after taxes) compared to realized investment gains of $0.3 million ($2.5 million after taxes) in 1994. The losses in 1995 were due primarily to sales of real estate, fixed maturity, and mortgage loan investments offset in part by gains on equity securities and other invested assets. The gains in 1994 were due mainly to sales of equity securities and other invested assets offset by losses on fixed maturity and real estate investments.

Income Taxes. Income tax expense increased $1.9 million for the 1995 period primarily due to higher operating income combined with a tax benefit of $2.2 million ($1.3 million for the third quarter) recognized in 1994 on realized investment losses in 1994 and prior periods. The Company's income taxes as a percent of pretax income is lower than the statutory rate of 35% mainly due to income tax benefits on realized investment gains and losses.
                                                       Page 10 of 22


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Segment Information

The Company has two operating business segments. The life insurance and annuities segment consists of universal life insurance and other interest-sensitive life insurance and annuity products marketed to individuals and small businesses by United Presidential Life Insurance Company (UPI) and a block of similar business at Washington National Insurance Company (WNIC), which no longer sells new business of this type. The second segment is the specialty health insurance segment, which consists primarily of employee-paid disability insurance and other specialty insurance products for educators, individual health insurance products (primarily major medical and hospital indemnity coverage for persons under the age of 65 without employer-sponsored insurance), and employer-sponsored health and associated life insurance, stop-loss insurance, and administrative services only for employers with 2 to 1,000 employees. A third segment, corporate and other, includes the non-insurance operations of the Company.

Life Insurance and Annuities. Revenues for the life insurance and annuities segment for 1995 were $175.1 million, compared to $170.5 million for 1994. The improvement was primarily attributable to increases in life insurance in force and policy charges of $3.6 million as well as higher investment income at UPI.

Pretax operating income for the life insurance and annuities segment increased $0.6 million, or 2.5%, to $25.1 million in 1995, from $24.5 million in 1994, as a result of increased revenues mentioned above, improved mortality experience, and lower expenses, offset by an anticipated decline in interest rate spreads (the difference between what the Company earns on its investments and what is credited to policyholders).

In the second half of 1994, as market interest rates rose, the Company increased credited interest rates to its policyholders and contract holders, primarily at WNIC. As a result, interest-rate spreads in the first three quarters of 1995 have declined below the levels of late 1994. Because market interest rates have now declined, credited rates on these policies are being reduced where appropriate. Improved interest rate spreads are anticipated for this segment for the fourth quarter of 1995 and into 1996.

Deferred insurance costs associated with a portion of the closed block of business in this segment at WNIC will be fully amortized in 1995. Annual amortization of this deferred asset has been approximately $2 million per year.

Specialty Health Insurance. Revenues for the specialty health insurance segment were $337.0 million in 1995 compared to $313.3 million in 1994, an increase of $23.7 million, or 7.6%. The improvement was primarily due to increased premium revenue from individual health insurance sales, fee income for administering a reinsured block of individual health policies, and higher sales of education disability products.

The specialty health insurance segment reported pretax operating income of $5.1 million in 1995 compared to $3.4 million in 1994. In addition to the revenue improvement discussed above, operating income for the first three quarters of 1995 includes approximately $2 million resulting from the elimination of group life claim reserves on disabled insureds. The elimination of these reserves resulted from an on-going, successful program to more effectively manage these claims. The program will continue in the 1995 fourth quarter. Offsetting these, in part, was an expected increase in the segment's medical claims.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


The combined effect of these reinsurance transactions was to increase revenues and benefits and expenses by $46.6 million and $45.9 million, respectively, in 1995, from $44.3 million and $41.8 million, respectively, in 1994. Because these two reinsurance transactions are comprised of closed blocks of business, revenues and income from these transactions are expected to decline over the next several years.

Over the last several quarters, including the third quarter of 1995, the sales environment for the Company's group and individual major medical health insurance products has become more competitive as other insurance companies have priced their products more aggressively in order to obtain additional market share in these product lines. The sales environment has caused the segment to experience an increase in both the level of major medical health insurance policy lapses and the benefit ratio. During the first three quarters of 1995, policy lapses of group major medical insurance policies increased 38%, as measured by annualized premium volume. Due to the continuing competitive environment for products of this type, these trends may continue during the remainder of 1995 and into 1996.

The Company prices its products to emphasize the maintenance of desired profit margins. As a result of the more competitive sales environment, sales of new business declined in 1994. To help offset this decline, the Company has increased its distribution network for individual major medical health insurance products. As part of the reinsurance transactions discussed above, the National Casualty sales force began to sell WNIC individual health insurance products in the first quarter of 1995. For the third quarter of 1995, sales of new individual health insurance policies increased to 19,400 policies, from 7,200 policies in the third quarter of 1994. For the nine months of 1995, total new policies written were 49,000, compared to 21,000 in 1994.

Beginning in 1994, the Company implemented various organizational changes in order to obtain expense savings. These organizational changes, plus additional economies of scale attributed to added business, have resulted in a lower expense ratio for this segment in 1995 compared to 1994 and have offset in large part the increase in the benefit ratio described above.

Corporate and Other. For 1995, the corporate and other segment had pretax operating income of $6.6 million compared to $5.8 million in 1994. Expenses for the segment decreased in 1995 due to a one-time reduction of corporate liabilities of approximately $1 million in the third quarter. This decrease in expenses was partially offset by a change in the allocation of expenses to the two other segments to more accurately report where the expenses are incurred.

Comparison of Quarter Ended September 30, 1995 to September 30, 1994

The nature and reasons for any significant variations between quarters ended September 30, 1995 and September 30, 1994 are the same as those discussed above for the respective nine-month periods, except where otherwise noted.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Investment Portfolio

At September 30, 1995, the Company had invested assets with a carrying value of $2.5 billion. The Company's investment portfolio consists of the following (dollars in millions):

                                                      Percent of Total
                                   Carrying Value      Carrying Value
Fixed maturity investments:
  United States government
   obligations                         $   73.7              3.0%
  Obligations of states and
   political subdivisions                  82.3              3.3
  Public utilities                        149.0              6.0
  Industrial and miscellaneous            921.8             37.5
  Mortgage-backed securities              663.7             26.9
  Other                                    89.8              3.6
Total fixed maturity investments        1,980.3             80.3

Mortgage loans on real estate             329.5             13.3
Real estate and joint ventures             35.2              1.4
Policy loans                               55.7              2.3
Equity securities                           2.0              0.1
Other long-term                            27.4              1.1
Short-term                                 35.8              1.5
Total invested assets                  $2,465.9            100.0%

Fixed Maturity Investments

The carrying value of fixed maturity investments at December 31, 1994 was $1.8 billion, or 77.1% of the Company's invested assets. Due to the decline in market interest rates in the first nine months of 1995, the carrying value of the Company's fixed maturity investments compared to amortized cost increased and resulted in an unrealized gain on fixed maturity investments available for sale of $42.2 million compared to an unrealized loss of $118.7 million at December 31, 1994. The amortized cost of the Company's fixed maturity portfolio was $1.9 billion at September 30, 1995, unchanged from December 31, 1994.

The Company's policy for rating publicly traded fixed maturity investments is to use the rating determined by Standard & Poor's Company or Moody's Investor Service, Inc. For privately-traded securities, the ratings of Duff & Phelps Credit Rating Company and Fitch Investors Service, Inc. are also recognized in defining rated securities. If an investment has a split rating (i.e., different ratings from the rating services) the Company categorizes the investment under the lowest rating. For those investments that do not have a rating from these services, the Company categorizes those investments on ratings assigned by the National Association of Insurance Commissioners (NAIC), whose ratings are as follows: NAIC Class 1 is considered equivalent to a AAA/Aaa, AA/Aa, or A rating; NAIC Class 2, BBB/Baa; and NAIC Classes 3-6, BB/Ba and below. At September 30, 1995, 6.0% of fixed maturity investments were rated with comparable NAIC ratings, the majority of which is $44.1 million of BBB-rated and $50.9 million of investments rated BB and lower.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


The composition of the Company's fixed maturity portfolio at September 30, 1995, based on ratings follows (dollars in millions):

                                            Carrying Value
                                            as a Percent of
                             Carrying      Fixed      Invested
                              Value      Maturities    Assets
AAA/Aaa                     $  827.1        41.8%       33.5%
AA/Aa                          126.2         6.4         5.1
A                              578.3        29.2        23.5
BBB/Baa                        345.1        17.4        14.0
BB/Ba and lower                103.6         5.2         4.2
Total Fixed Maturities      $1,980.3       100.0%       80.3%

The carrying value of the Company's high-yield investments (rated BB and lower) at September 30, 1995, was $103.6 million or 4.2% of the Company's invested assets, up from $90.9 million at December 31, 1994, primarily due to declining interest rates and rating downgrades. The Company does not anticipate any significant new investments in high-yield fixed maturity investments.

At September 30, 1995, 26.9% of the Company's invested assets were in mortgage-backed fixed maturity investments, including collateralized mortgage obligations (CMOs) and mortgage-backed pass-through securities. Mortgage-backed securities generally are collateralized by mortgages backed by the Government National Mortgage Association (GNMA), the Federal National Mortgage Association, and the Federal Home Loan Mortgage Corporation, all of which are agencies of the U.S. Government. Only GNMA mortgages are backed by the full faith and credit of the U.S. Government. Agency mortgage-backed securities are considered to have a AAA credit rating.

The carrying value of the Company's mortgage-backed securities portfolio at September 30, 1995 follows (dollars in millions):

                                                Carrying Value
                                                as a Percent of
                                              Mortgage-
                                    Carrying   Backed     Invested
                                     Value    Securities   Assets
Agency CMOs
  Planned and target amortization
   classes                           $258.1      38.9%     10.5%
  Sequential classes                    5.5       0.8       0.2
  Support classes                       5.8       0.9       0.2
  Accrual classes                       7.6       1.1       0.3
Total agency CMOs                     277.0      41.7      11.2

Non-agency CMOs
  Planned amortization classes         14.6       2.2       0.6
  Sequential classes                    6.6       1.0       0.3
  Accrual classes                       1.7       0.3       0.1
Total non-agency CMOs                  22.9       3.5       1.0
Total CMOs                            299.9      45.2      12.2

Non-agency mortgage-backed
 pass-through securities                3.3       0.5       0.1
Agency mortgage-backed
 pass-through securities              360.5      54.3      14.6

Total mortgage-backed securities     $663.7     100.0%     26.9%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


In some instances, the Company invests in non-agency mortgage-backed securities, primarily highly-rated CMOs. At September 30, 1995, $20.1 million, or 87.5%, of the Company's non-agency CMOs were rated AAA. The credit risk associated with non-agency mortgage-backed securities is generally greater than that of agency mortgage-backed securities.

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

Planned amortization class and target amortization class tranches, which together comprised 11.1% of the Company's invested assets and 41.1% of its mortgage-backed securities at September 30, 1995, are designed to amortize in a manner that shifts the primary risk of prepayment of the underlying collateral to investors in other tranches of the CMO.

Mortgage Loans

The Company's mortgage loan portfolio at September 30, 1995, shown by geographic distribution, year of maturity, and property type follows (dollars in millions):

            Geographic Distribution
        California       $ 56.8   17.2%
        Illinois           40.4   12.3
        Indiana            40.3   12.2
        Florida            31.5    9.6
        Texas              28.5    8.7
        North Carolina     17.6    5.3
        Georgia            13.2    4.0
        Wisconsin          10.3    3.1
        Virginia            9.7    3.0
        All other          81.2   24.6
             Total       $329.5  100.0%

                 Property Type
Retail         $196.7      59.7%
Office           39.3      11.9
Indistrual       30.8       9.4
Medical          19.7       6.0
All other        43.0      13.0
     Total     $329.5     100.0%



                                           Scheduled
                                           Principal    Balloon
                                           Payments     Payments    Total
     Mortgage Loans by Year of Maturity:
      1995                                    $  2.1     $  9.9    $ 12.0
      1996                                       9.2       27.3      36.5
      1997                                       9.8       27.0      36.8
      1998                                      10.0       11.6      21.6
      1999                                      10.5        9.9      20.4
      2000 and thereafter                       88.7      113.5     202.2
        Total                                 $130.3     $199.2    $329.5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


The Company had investments in mortgage loans of $329.5 million (net of allowances of $7.3 million) at September 30, 1995 compared to $357.6 million at December 31, 1994. Investments in mortgage loans declined primarily due to prepayments and amortization of the mortgage loan portfolio during the first three quarters of 1995. Of the outstanding loans at September 30, 1995, loans with a carrying value of $0.3 million (net of allowances of $0.3 million) or 0.1% were delinquent 60 days or more as to interest or principal, far better than recent industry averages.

The Company actively manages its non-current investments through restructuring of mortgages and sales and leasing of foreclosed real estate in order to achieve the highest current return as well as to preserve capital. Restructured loans, where modifications of the terms of the mortgage loan have generally occurred and which are considered current investments, had a carrying value of $15.1 million at September 30, 1995, a decrease of $1.5 million from December 31, 1994.

Real Estate

The Company's real estate investments totaled $35.2 million (including real estate joint ventures) at September 30, 1995 compared to $27.0 million at December 31, 1994. The increase was primarily due to foreclosures partially offset by sales. At September 30, 1995, $12.2 million of the real estate investments were acquired through foreclosures, compared to $4.7 million at December 31, 1994. The Company does not anticipate any new acquisition of real estate other than through foreclosure of mortgage loans.

Liquidity and Capital Resources

Cash Flows. During the first nine months of 1995, the Company's operating activities generated cash of $57.8 million compared to $51.3 million in 1994. The increase was primarily due to improved operations in 1995 augmented by the Company's return in the first quarter of 1994 of $4 million of funds held for a terminated group life insurance contract.

Investing activities (purchases and sales of investments) used cash of $19.2 million in the first nine months of 1995 compared to $34.4 million in 1994, primarily for the purchase of fixed maturity investments in both periods.

Cash used by financing activities increased to $40.8 million in 1995 compared to $24.6 million in 1994. The increase was due to the amount of policyholder withdrawals of interest-sensitive life insurance and annuities exceeding deposits for this type of business. As expected, deposits at UPI increased while deposits from the closed block at WNIC decreased.

Liquidity. The fair value of the Company's investment portfolio, primarily fixed maturity investments, is affected by changing interest rates. When interest rates rise, the fair value of the Company's fixed maturity investments declines and the fair value of the Company's policy liabilities decreases. In addition, rising interest rates could result in increased surrenders of life insurance policies and annuities (as current policy and contract holders seek higher returns elsewhere) causing the Company to sell fixed maturity investments below cost. In order to minimize the need to sell fixed maturity investments below cost, the Company seeks to maintain sufficient levels of cash and short-term investments.

Conversely, in periods of declining interest rates, the fair value of the Company's fixed maturity investments increases, accompanied by an increase in the fair value of its policy liabilities. The Company estimates that a one percentage point change in market interest rates would have an inverse effect on the fair value of its fixed maturity investments of approximately 5.4%.

The decline in interest rates since year-end 1994 has resulted in an increase in the carrying value of the Company's fixed maturity investments of $160.9 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


The Company held cash and short-term investments of $41.0 million at September 30, 1995. Management believes the balance of cash and short-term investments plus cash inflow from premium revenues, investment income, and investment maturities is more than sufficient to meet the liquidity requirements of the Company and its subsidiaries.

Corporate Strategy

As a result of changing business and regulatory climates, the Company began a detailed review of its corporate strategy late in 1994. During the process of developing a new strategy, the Company is considering a number of business proposals to maximize the value of the Company for shareholders. The completion and announcement of the Company's new business strategy are expected in 1996.

A. M. Best Ratings

The ability of an insurance company to compete successfully depends, in part, on its financial strength, operating performance, and claims-paying ability as rated by A. M. Best and other rating
agencies.   A. M. Best uses a variety of qualitative and
quantitative measures in determining a company's rating and surplus adequacy. The Company's insurance subsidiaries are each currently rated "A- (Excellent)" by A. M. Best, based on their 1994 statutory financial results and operating performance.

A. M. Best's 15 categories of rating for insurance companies currently range from "A++ (Superior)" to "F (In Liquidation)." According to A. M. Best, an "A" or "A-" rating is assigned to companies which, in A. M. Best's opinion, have achieved excellent overall performance when compared to the standards of the life insurance industry and generally have demonstrated a strong ability to meet their obligations to policyholders over a long period of time. Many of the Company's competitors have A. M. Best ratings of "A- " or lower, and the Company believes the insurance subsidiaries'
A. M. Best ratings are adequate to enable them to compete successfully. A. M. Best ratings are based upon factors of concern to policyholders, agents, and intermediaries and are directed toward the protection of policyholders, not investors.

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

By order dated October 25, 1995, the court dismissed plaintiffs' complaint in its entirety. Plaintiffs have 30 days within which to appeal.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

   Exhibit 11 - Computation of Per Share Earnings.

b. Reports on Form 8-K

   No reports on Form 8-K have been filed during the quarter ended September 30, 1995.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              WASHINGTON NATIONAL CORPORATION




November 7, 1995              /s/ Joan K. Cohen
                              Joan K. Cohen
                              Vice President, Controller and Treasurer
                              (Duly Authorized Officer and Chief
                              Accounting Officer)

                            EXHIBIT INDEX



                                                             PAGE

   Exhibit 11 - Computation of Per Share Earnings.            22