Form 10-K
period 1995-12-31
WASHINGTON NATIONAL CORP
filed 1996-03-07
CIK 104867

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-K

            ANNUAL REPORT FILED PURSUANT TO SECTION 13 OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995    Commission file number 1-7369

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

   Registrant's telephone number, including area code: (847) 793-3000
    Securities registered pursuant to Section 12(b) of the Act:

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

State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 29, 1996.
               Common Stock, $5 par value-$273,108,682
        Convertible Preferred Stock, $5 par value-$6,571,894

Note: This calculation is made solely for the purpose of complying with the requirements of this filing. Neither the registrant nor any affiliates are bound by this calculation for any other purpose.

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date.
                Common Stock $5 par value-12,237,113
(excluding 3,383,473 shares held in the Treasury) as of February 29, 1996

                 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1995 Annual Report to Shareholders and 1996 Proxy
Statement are incorporated by reference into Part I, II, III and IV.

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

The primary operating companies of WNC are WNIC and United
Presidential Life Insurance Company (UPI). At December 31, 1995,
WNC and its affiliates had 1,011 full-time employees.

Since 1991, the Company has focused on the following businesses: interest-sensitive individual life insurance and annuities (underwritten by UPI) and specialty health insurance, which is comprised of employee-paid disability insurance and other specialty insurance products for educators, individual health insurance (primarily major medical and hospital indemnity coverage for persons under the age of 65 without employer-sponsored insurance), and employer-sponsored health and associated life insurance and stop-loss insurance for employers with from 2 to 1,000 employees (all underwritten by WNIC).

Late in 1994, WNC began a broad review of its corporate strategy.
During its review, WNC is considering a number of alternatives to increase the value of the Company for shareholders. WNC expects to announce any update to its strategy in 1996.

  GENERAL DESCRIPTION OF THE BUSINESS OF THE INDUSTRY SEGMENTS

WNC is an insurance holding company which, through WNIC and UPI, provides life insurance, annuities, and specialty health insurance products to individuals and groups in carefully targeted markets. WNC has three segments: life insurance and annuities; specialty health insurance; and corporate and other. The corporate and other segment is comprised of the operations of WNC that do not specifically support the other segments.

The registrant hereby incorporates by reference Note O of the Notes to Consolidated Financial Statements on page 46 of the 1995 Annual Report to Shareholders, which provides further information about WNC's three business segments. WNIC's group products premiums which are included in the specialty health insurance segment were 31%, 32%, and 35% of WNC's total revenues in 1995, 1994, and 1993, respectively. A component of specialty health premiums is premiums for WNIC's disability insurance for educators which accounted for 10% of WNC's revenues for each of the years 1995, 1994, and 1993.

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

WNIC's insurance products are primarily sold by salaried group insurance representatives and by field marketing organizations. The sector of WNIC's field force that distributes group health insurance and educator disability products consists of 54 field representatives, including 16 managers, all of whom are salaried employees of WNIC. Their activities are supported by 40 other field employees. WNIC markets individual health products through brokers who are contracted through field marketing organizations under standard brokerage contracts. At December 31, 1995, WNIC had approximately 54,000 brokers contracted through 130 field marketing organizations who sell insurance for other companies as well as for WNIC.

  United Presidential Life Insurance Company

UPI, an Indiana life insurance company, began business in 1965 and currently is licensed to do business in 45 states and the District of Columbia. UPI's parent company, United Presidential Corporation (UPC), was incorporated in 1961 as an Indiana corporation for the purpose of becoming the parent company and sole shareholder of UPI and is 71% owned by WNIC and 29% owned by WNC. Both UPC and UPI have executive offices located at One Presidential Parkway, Kokomo, Indiana 46904-9006. UPI's primary business is the marketing and underwriting of individual life insurance and annuities. Its primary marketing focus is interest-sensitive products such as universal life insurance and annuities. UPI administers a closed block of life insurance and annuities that was originally underwritten by WNIC. Business of this type is no longer sold by WNIC. Operating results of UPI and the WNIC closed blocks are reported in the life insurance and annuities segment.

Sales for UPI are made through approximately 5,000 insurance agents and brokers having an independent contractor relationship with UPI. Such persons may also be independent insurance brokers. UPI has no internal or captive sales force and accordingly, has negligible training, maintenance, or financing expenses. This marketing system facilitates sales force expansion without significant cost, but is dependent on product lines remaining competitive with those being offered by other companies.

  New Products of the Segments

In 1995, UPI introduced a new universal life insurance product with a low death benefit designed for the middle income market and a high benefit/low cost universal life insurance product. In 1996, UPI plans to introduce three new universal life insurance products to complement its existing portfolio.

In 1995, WNIC introduced new voluntary dental insurance and life insurance products for the education market, a small-group health indemnity product, and new individual major medical and disability products. New products anticipated in 1996 for the specialty health insurance segment are new disability coverage for spouses and accidental death and dismemberment coverage for the education market and enhancements to existing products and new managed care products for the Company's group and individual major medical markets.

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

The ability of an insurance company to compete successfully also depends, in part, on its financial strength, operating performance, and claims-paying ability as rated by A. M. Best and other rating agencies. The insurance subsidiaries are each currently rated "A- (Excellent)" by A. M. Best, based on their 1994 statutory financial results and operating performance. Many of the insurance companies' competitors have A. M. Best ratings of "A-" or lower, and WNC believes the insurance subsidiaries'
A. M. Best ratings are adequate to enable them to compete successfully. A. M. Best ratings are based upon factors of concern to policyholders, agents, and intermediaries and are directed toward the protection of policyholders, not investors.

Each of the Company's businesses operates in highly competitive markets, in many cases competing against companies with long-established operating records and substantial financial resources.

        FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

Neither WNC nor any active affiliated company is licensed to do business outside of the United States.

Item 2. Properties

WNC's home office building is a five-story, 175,000 square-foot office building located at 300 Tower Parkway, Lincolnshire, Illinois, that was first occupied by WNC in May, 1993. The building is being leased for a period of twenty years from a joint venture partnership in which WNIC has a one-third interest.

WNIC also has a fifty percent interest in a joint venture partnership that owns a 22,000 square-foot data center in Vernon
Hills, Illinois, that is leased and occupied solely by WNIC. WNIC first occupied the property in April, 1993 and signed a twenty-year lease.

WNIC also owns a 335,000 square-foot office building in Evanston, Illinois. WNIC occupies approximately 12 percent of this building and leases the remainder to nonaffiliated commercial enterprises. At December 31, 1995, the outstanding balance on the mortgage loan secured by this property was $1,309,000. WNIC also occupies 26 field offices throughout the country, all of which are leased.

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

In September, 1994, two retired employees filed a lawsuit in the United States District Court for the Northern District of Illinois against WNC and WNIC, and the three individual trustees of the Washington National Insurance Company Home Office Group Insurance Plan (the Plan). The plaintiffs purported to act as members of a class consisting of all home office employees of WNC and WNIC who retired or tendered their irrevocable notice of retirement on or before July 24, 1989 and who are eligible to receive benefits under the Plan.

The complaint was brought under the Employee Retirement Income Security Act (ERISA) and alleged that WNC, WNIC and the trustees took and threatened to take actions to modify, amend or terminate the Plan in violation of the terms of the Plan. The alleged violations included changing the method for computing claims payable under the Plan, requiring retired employees to contribute to the payment of premiums for their Medicare supplemental health insurance coverage and maintaining that WNC, WNIC, and the trustees have reserved the right to modify or terminate benefits under the Plan. Plaintiffs sought a declaration of their rights under the Plan, the reinstatement of Medicare supplemental health insurance coverage for all members of the class, an accounting of all funds obtained and claims not paid as a result of the Plan modifications, an award of attorneys' fees and other relief.

By Order dated October 25, 1995, the court dismissed plaintiffs' complaint in its entirety. Plaintiffs elected not to appeal and the appeal period has lapsed.

Item 4. Submission of Matters to a Vote of Security Holders

a. The Registrant's Annual Meeting of Stockholders was held on June 16, 1995.

b.  Not applicable.

c. Stockholders voted on five nominees for director, four Class B nominees, each of whom was elected for a three year term and one Class C nominee, Lee M. Ellis, who was elected to serve the remaining one year in a Class C term. The results of the voting were as follows:

                                      For           Withheld
       W. Francis Brennan         11,200,158         79,627
       Lee A. Ellis               11,205,245         74,540
       John R. Haire              11,194,306         85,479
       George P. Kendall, Jr.     11,228,957         50,828
       Rex Reade                  11,197,675         82,110

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

Wade G. Brown

Mr. Brown, age 58, joined WNIC as Executive Vice President and Chief Information Officer in June, 1993. From 1990 to 1993, Mr. Brown was President of Integrated Technology Consultants, Inc. Prior to that, Mr. Brown spent over seven years with Computer Language Research, Inc. where his last position was as Director of Information Services. Mr. Brown is a Director of UPI and WNIC and serves on WNIC's Executive and Finance Committees.

Curt L. Fuhrmann

Mr. Fuhrmann, age 49, President of WNIC's Health Division as of October, 1993, joined WNIC as President of the Individual Health Division in October, 1989. Mr. Fuhrmann is a Director of UPI and WNIC and serves on WNIC's Executive and Finance Committees.

Kenneth A. Grubb

Mr. Grubb, age 56, joined WNIC as President of the Education Division in June, 1992. From 1989 to 1992, Mr. Grubb was Director of the Louisville Service Center of Humana, Inc., a large publicly-held healthcare company, responsible for billing, claims, customer service, underwriting and staff support. Prior to joining Humana, Mr. Grubb spent nine years at Capital Holding Corporation where he served as head of the group insurance division, among other responsibilities. Mr. Grubb is a Director of UPI and WNIC and serves on WNIC's Executive and Finance Committees.

Robert W. Patin

Mr. Patin, age 53, was elected Chairman of the Board and Chief Executive Officer of WNC and Chairman of the Executive Committee in July, 1988. At that time, he also assumed the position of Chairman of the Board of WNIC and Chairman of its Executive Committee. Mr. Patin also serves on WNIC's Finance Committee. Mr. Patin was elected President of WNC and WNIC in May, 1990 and February, 1991, respectively. He also is a Director of certain affiliated companies of WNC, including UPC and UPI.

James N. Plato

Mr. Plato, age 47, was elected Chairman of the Board, President and Chief Executive Officer of UPC and its principal subsidiary, UPI, effective February 1, 1994. From January 1, 1993 through January, 1994, Mr. Plato served as President and Chief Operating Officer of UPC and UPI. From March, 1992 through December, 1992, Mr. Plato held the position of Executive Vice President and Chief Marketing Officer. Mr. Plato joined UPI in 1990 as its Senior Vice President and Chief Marketing Officer. Mr. Plato is a Director of WNIC.

Thomas Pontarelli

Mr. Pontarelli, age 46, has been Executive Vice President of WNC and WNIC and head of the Staff Division of WNIC since 1989. Mr. Pontarelli began his career at WNIC in 1974 and was elected Vice President, General Counsel and Corporate Secretary of WNC in 1984. In 1985, Mr. Pontarelli was elected Senior Vice President, General Counsel and Corporate Secretary of WNC and Senior Vice President of WNIC. He currently serves on the Board of Directors of WNIC, UPC, and UPI and is a member of the Finance and Executive Committees of WNIC's Board of Directors.

Thomas C. Scott

Mr. Scott, age 49, has been Executive Vice President and Chief Financial Officer of WNC and Executive Vice President, Chief Financial Officer and Chief Actuary of WNIC and head of its Financial Division since 1989. Mr. Scott joined WNIC in 1974, served as Vice President of WNIC from 1983 to 1987, and as Senior Vice President of WNIC from 1987 to 1989. He currently serves on the Board of Directors of WNIC, UPC, and UPI and is a member of the Executive Committee and Chairman of the Finance Committee of WNIC's Board of Directors.

                             PART II

Item 5. Market For the Registrant's Common Equity and Related
Shareholder Matters

Common Stock market prices and dividends on page 48 of the 1995
Annual Report to Shareholders are incorporated herein by reference.

Item 6. Selected Financial Data

Selected financial data on page 27 of the 1995 Annual Report to Shareholders are incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and
Results of Operations on pages 15 through 26 of the 1995 Annual
Report to Shareholders is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data on pages 28 through 46 of the 1995 Annual Report to Shareholders are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure

None.

                            PART III

Item 10. Directors and Executive Officers of the Registrant

Descriptions of WNC's directors are hereby incorporated by reference from WNC's 1996 proxy statement under the caption "Election of Directors." Information regarding compliance with
Section 16(a) of the Exchange Act is hereby incorporated by reference from WNC's 1996 proxy statement under that caption. Additionally, biographical descriptions of Wade G. Brown, Executive Vice President and Chief Information Officer; Curt L. Fuhrmann, President - WNIC Health Division; Kenneth A. Grubb, President - WNIC Education Division; Robert W. Patin, Chairman of the Board and Chief Executive Officer, WNC and WNIC; James N. Plato, Chairman of the Board, President and Chief Executive Officer, United Presidential Life Insurance Company; Thomas Pontarelli, Executive Vice President; and Thomas C. Scott, Executive Vice President and Chief Financial Officer, are contained in Part I of this Report, pursuant to General Instruction G.

Item 11. Executive Compensation

Executive compensation and transactions are hereby incorporated by reference from WNC's 1996 proxy statement under the caption, "Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and
Management

A description of security ownership of certain beneficial owners and management is hereby incorporated by reference from WNC's
1996 proxy statement under the caption, "Stock Ownership."

Item 13. Certain Relationships and Related Transactions

A description of transactions with management is hereby incorporated by reference from WNC's 1996 proxy statement under the caption, "Transactions with Management."

                           PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

(a)(1) The following consolidated financial statements of WNC included in the 1995 Annual Report to Shareholders are incorporated by reference in Item 8:

                                                                  Annual
                                                                  Report
                                                                  Page(s)

       Consolidated Balance Sheet, December 31, 1995 and 1994       28

       Consolidated Statement of Income,
         Years Ended December 31, 1995, 1994, and 1993              29

       Consolidated Statement of Cash Flows,
         Years Ended December 31, 1995, 1994, and 1993              30

       Consolidated Statement of Shareholders' Equity,
         Years Ended December 31, 1995, 1994 and 1993               31

       Capital Stock Activity,
         Years Ended December 31, 1995, 1994, and 1993              31

       Notes to Consolidated Financial Statements                 32-46

       Quarterly Information                                        48

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

                                WASHINGTON NATIONAL CORPORATION
                                         REGISTRANT


  Date:  March 7, 1996          /c/ Robert W. Patin
                                Robert W. Patin
                                Chairman of the Board, President and
                                Chief Executive Officer and
                                Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



  Date:  March 7, 1996          /c/ Frederick R. Blume
                                Frederick R. Blume
                                Director


  Date:  March 7, 1996          /c/ Elaine R. Bond
                                Elaine R. Bond
                                Director


  Date:  March 7, 1996
                                Ronald L. Bornhuetter
                                Director


  Date:  March 7, 1996          /c/ W. Francis Brennan
                                W. Francis Brennan
                                Director


  Date:  March 7, 1996          /c/ Joan K. Cohen
                                Joan K. Cohen
                                Vice President, Controller and
                                Treasurer


  Date:  March 7, 1996          /c/ Lee A. Ellis
                                Lee A. Ellis
                                Director


  Date:  March 7, 1996          /c/ John R. Haire
                                John R. Haire
                                Director


  Date:  March 7, 1996          /c/ Stanley P. Hutchison
                                Stanley P. Hutchison
                                Director


  Date:  March 7, 1996          /c/ George P. Kendall, Jr.
                                George P. Kendall, Jr.
                                Director


  Date:  March 7, 1996          /c/ Frank L. Klapperich, Jr.
                                Frank L. Klapperich, Jr.
                                Director


  Date:  March 7, 1996          /c/ Lee M. Mitchell
                                Lee M. Mitchell
                                Director


  Date:  March 7, 1996          /c/ Robert W. Patin
                                Robert W. Patin
                                Chairman of the Board, President
                                and Chief Executive Officer and Director


  Date:  March 7, 1996          /c/ Rex Reade
                                Rex Reade
                                Director


  Date:  March 7, 1996          /c/ Thomas C. Scott
                                Thomas C. Scott
                                Executive Vice President and
                                Chief Financial Officer

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

II.  Condensed Financial Information of Registrant

III. Supplementary Insurance Information

IV.  Reinsurance


SCHEDULE I SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES

WASHINGTON NATIONAL CORPORATION
December 31, 1995

(000s omitted)
             COLUMN A                         COLUMN B       COLUMN C         COLUMN D
                                                               Fair        Amount Shown in
        Type of Investment                      Cost          Value       the Balance Sheet
Fixed maturities available for sale:
  Bonds:
    U.S. government and government
       agencies and authorities              $   75,750     $   80,544        $    80,544
    States, municipalities and political
       subdivisions                              78,824         82,420             82,420
    Mortgage-backed securities                  634,236        653,013            653,013
    Foreign governments                          27,950         31,645             31,645
    Public utilities                            147,206        155,126            155,126
    All other corporate bonds                   988,304      1,056,943          1,056,943
  Redeemable preferred stocks                     1,044          1,019              1,019

         TOTAL FIXED MATURITIES AVAILABLE
              FOR SALE                        1,953,314     $2,060,710          2,060,710

Mortgage loans on real estate*                  324,554                           317,249
Real estate and joint ventures:
  Investment properties*                         39,082                            23,578
  Acquired in satisfaction of debt*              13,289                            10,502
Policy loans                                     56,279                            56,279
Other long-term*                                 27,358                            27,744
Short-term                                       48,594                            48,594

         TOTAL INVESTMENTS                   $2,462,470                        $2,544,656

* Difference between cost and carrying value results from certain valuation allowances, declines in value that are other than temporary, accumulated depreciation on real estate, fair value adjustment, and undistributed equity in joint ventures and venture capital investments.

SCHEDULE II CONDENSED FINANCIAL INFORMATION OF REGISTRANT

WASHINGTON NATIONAL CORPORATION
(Parent Corporation Only)

BALANCE SHEET
                                                                   December 31,
(000s omitted)                                                  1995           1994
ASSETS
  Cash                                                      $  3,407       $  3,548
  Short-term investments                                         618            692
  Equity in net assets of subsidiaries *                     437,183        302,414
  Amounts due from subsidiaries *                              4,639          4,173
  Real estate                                                    162            162
  Other                                                        1,261          1,440

       Total Assets                                         $447,270       $312,429


LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
  Dividends payable                                         $  3,389       $  3,374
  Short-term notes payable                                     3,100              -
  Amounts due to subsidiaries *                                1,128          1,090
  Other                                                        1,734          1,642
            Total Liabilities                                  9,351          6,106

SHAREHOLDERS' EQUITY
  Convertible preferred stock                                    718            723
  Common stock                                               125,953        124,842
  Retained earnings (including equity in retained earnings
     of subsidiaries: 1995 - $311,159; 1994 - $286,555)      323,087        302,759
  Net unrealized investment gains (losses)
     of subsidiaries                                          49,798        (61,356)
  Unfunded pension loss of subsidiaries                       (3,640)        (2,648)
  Cost of common treasury stock                              (57,997)       (57,997)
            Total Shareholders' Equity                       437,919        306,323

       Total Liabilities and Shareholders' Equity           $447,270       $312,429

* Eliminated in consolidation.


SCHEDULE II CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Continued

WASHINGTON NATIONAL CORPORATION
(Parent Corporation Only)


STATEMENT OF INCOME

                                                                          Year Ended December 31,
(000s omitted)                                                        1995          1994          1993
REVENUES
  Dividends from subsidiary *                                      $ 9,100       $ 5,975       $ 7,709
  Management fee from subsidiary *                                   2,146         1,613             -
  Interest                                                              68           447           274
  Realized investment losses                                            (1)         (105)            -
       Total Revenues                                               11,313         7,930         7,983

GENERAL AND ADMINISTRATIVE EXPENSES                                  2,013         1,743         1,768

INCOME BEFORE TAXES AND EQUITY IN UNDISTRIBUTED
   NET INCOME OF SUBSIDIARIES                                        9,300         6,187         6,215

Income tax expense (benefit)                                            44           370          (237)

INCOME BEFORE EQUITY IN UNDISTRIBUTED NET
   INCOME OF SUBSIDIARIES                                            9,256         5,817         6,452

Equity in undistributed net income of subsidiaries *                24,604        25,484        20,214

NET INCOME                                                         $33,860       $31,301       $26,666

* Eliminated in consolidation.


SCHEDULE II CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Continued

WASHINGTON NATIONAL CORPORATION
(Parent Corporation Only)

STATEMENT OF CASH FLOWS

                                                                              Year Ended December 31,
(000s omitted)                                                          1995           1994           1993
OPERATING ACTIVITIES
  Net income                                                        $ 33,860       $ 31,301       $ 26,666
  Adjustments to reconcile to net cash
    provided by operating activities:
      Equity in undistributed net income of subsidiaries             (24,604)       (25,484)       (20,214)
      Net change in amount due from subsidiaries                        (428)        (2,962)             -
      Other, net                                                         532            742            900
         NET CASH PROVIDED BY OPERATING ACTIVITIES                     9,360          3,597          7,352

INVESTING ACTIVITIES
  Net change in short-term investments                                    74          7,207         (7,515)
  Net change in investment properties                                      -             45              -
  Net change in indebtedness from subsidiaries                             -              -         (7,250)
  Investment in subsidiary                                                 -              -        (25,382)
         NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                 74          7,252        (40,147)

FINANCING ACTIVITIES
  Dividends to shareholders                                          (13,532)       (13,480)       (12,236)
  Proceeds from sale of common stock                                     857            596         48,181
  Change in short-term notes payable                                   3,100              -         (2,600)
  Return of deposit                                                        -          2,200              -
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                      (9,575)       (10,684)        33,345

INCREASE (DECREASE) IN CASH                                             (141)           165            550

Cash at beginning of year                                              3,548          3,383          2,833

CASH AT END OF YEAR                                                 $  3,407       $  3,548       $  3,383


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
---------------------------------------------------------------------------------------------------------
(000s omitted)

Year ended December 31, 1995
  Life insurance and annuities              $193,126   $2,027,468   $        -    $  18,027    $  75,529
  Specialty health insurance                  42,373       39,469       20,433      231,160      426,043
  Corporate and other                              -            -       16,949        9,823            -
                               TOTAL        $235,499   $2,066,937   $   37,382    $ 259,010    $ 501,572


Year ended December 31, 1994
  Life insurance and annuities              $256,979   $2,026,973   $        -    $  18,103    $  71,784
  Specialty health insurance                  36,871       42,173       14,361      224,751      396,601
  Corporate and other                              -            -       18,859        9,598            1
                               TOTAL        $293,850   $2,069,146   $   33,220    $ 252,452    $ 468,386


Year ended December 31, 1993
  Life insurance and annuities              $219,780   $2,006,713   $        -    $  17,407    $  64,915
  Specialty health insurance                  37,176       43,959       14,992      219,543      373,150
  Corporate and other                              -            -       19,657        9,200          757
                               TOTAL        $256,956   $2,050,672   $   34,649    $ 246,150    $ 438,822


SCHEDULE III SUPPLEMENTARY INSURANCE INFORMATION
Continued

WASHINGTON NATIONAL CORPORATION AND SUBSIDIARIES

---------------------------------------------------------------------------------------------------------
          COLUMN A                    COLUMN G      COLUMN H       COLUMN I      COLUMN J     COLUMN K
                                                   Benefits,     Amortization
                                                 Claims, Losses  of Deferred      Other
          Segment                       Net           and           Policy      Operating
                                     Investment    Settlement    Acquisition     Expenses     Premiums
                                       Income       Expenses        Costs          (1)        Written
---------------------------------------------------------------------------------------------------------
(000s omitted)

Year ended December 31, 1995
  Life insurance and annuities         $154,386       $162,377        $19,550     $ 18,226     $      -
  Specialty health insurance             20,459        303,674         21,402      119,376      397,769
  Corporate and other                     9,370            234              -        2,015            -
                          TOTAL        $184,215       $466,285        $40,952     $139,617     $397,769


Year ended December 31, 1994
  Life insurance and annuities         $154,414       $159,661        $18,202     $ 18,692     $      -
  Specialty health insurance             20,003        275,878         19,851      119,358      361,251
  Corporate and other                     7,590            263              -          378            -
                          TOTAL        $182,007       $435,802        $38,053     $138,428     $361,251


Year ended December 31, 1993
  Life insurance and annuities         $158,981       $160,341        $19,831     $ 20,650     $      -
  Specialty health insurance             21,148        258,926         18,112      106,024      336,756
  Corporate and other                     3,606          1,091              -        4,838            -
                          TOTAL        $183,735       $420,358        $37,943     $131,512     $336,756
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
----------------------------------------------------------------------------------------------------------
(000s omitted)

Year ended December 31, 1995
  Life insurance in force             $21,619,386   $3,672,146      $     -    $17,947,240             -

Insurance premiums and policy
  charges:
    Life insurance and annuities      $    86,854   $   11,325      $     -    $    75,529             -
    Specialty health insurance            377,017        4,188       53,214        426,043            12 %
    Corporate and other                    41,758       41,758            -              -             -
                            TOTAL     $   505,629   $   57,271      $53,214    $   501,572            11 %


Year ended December 31, 1994
  Life insurance in force             $21,034,835   $3,081,697      $     -    $17,953,138             -

Insurance premiums and policy
  charges:
    Life insurance and annuities      $    82,967   $   11,183      $     -    $    71,784             -
    Specialty health insurance            344,786        4,825       56,640        396,601            14 %
    Corporate and other                    45,690       45,689            -              1             -
                            TOTAL     $   473,443   $   61,697      $56,640    $   468,386            12 %


Year ended December 31, 1993
  Life insurance in force             $22,215,104   $3,170,467      $     -    $19,044,637             -

Insurance premiums and policy
  charges:
    Life insurance and annuities      $    75,899   $   10,983      $     1    $    64,917             -
    Specialty health insurance            347,491        5,362       31,021        373,150             8 %
    Corporate and other                    47,227       46,472            -            755             -
                            TOTAL     $   470,617   $   62,817      $31,022    $   438,822             7 %
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

10.5 Form of Amendment to Employment Agreement between
     Registrant and each Executive Officer on Form 10-Q, for
     the period ended September 30, 1994**                             *

11   Computation of earnings per share                             see below

13   Pages 15 through 46 and page 48 of WNC's Annual Report
     to Shareholders for the year ended December 31, 1995              *

21   Subsidiaries of WNC                                           see below

23   Consent of Ernst & Young LLP, Independent Auditors            see below

27   Financial Data Schedule                                       see below



     *  Incorporated by reference.
     ** Management contract and compensatory plans or arrangements.