Form 10-Q
period 1996-03-31
WASHINGTON NATIONAL CORP
filed 1996-05-06
CIK 104867

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-Q

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended March 31, 1996.

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

Number of shares of Common Stock, $5 par value outstanding as of April 30, 1996 was 12,245,584.

                              CONTENTS



Part I.  Financial Information                                    Page

 Item 1.  Financial Statements
  Consolidated Balance Sheet - March 31, 1996
     and December 31, 1995                                         3
  Consolidated Statement of Income - Three Months
     Ended March 31, 1996 and 1995                                 4
  Consolidated Condensed Statement of Cash Flows -
     Three Months Ended March 31, 1996 and 1995                    5
  Notes to Consolidated Financial Statements - March 31, 1996      6

 Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                    8

Part II.  Other Information

 Item 1.       Legal Proceedings                                  16
 Item 6.       Exhibits and Reports on Form 8-K                   17

Signature                                                         18

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

WASHINGTON NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEET
(000s Omitted)
                                                                   March 31,
                                                                     1996       December 31,
                                                                  (Unaudited)      1995
ASSETS

 Investments
  Fixed maturities - available for sale at
     fair value (cost: $1,961,690; $1,953,314)                     $1,982,253   $2,060,710
  Mortgage loans on real estate                                       301,261      317,249
  Real estate and joint ventures                                       35,443       34,080
  Policy loans                                                         56,392       56,279
  Other long-term                                                      27,323       27,744
  Short-term                                                           30,350       48,594
Total Investments                                                   2,433,022    2,544,656

Cash                                                                   10,161        8,331
Deferred acquisition costs                                            275,666      235,499
Reinsurance recoverables and prepaid premiums                          47,626       49,502
Accrued investment income                                              33,153       32,652
Insurance premiums in course of collection                             14,722       14,718
Property and equipment                                                 17,539       18,259
Goodwill                                                               18,209       18,385
Separate Account                                                       52,673       51,005
Other                                                                  33,012       39,891
Total Assets                                                       $2,935,783   $3,012,898

LIABILITIES

Policy liabilities                                                 $2,344,687   $2,363,329
General expenses and other liabilities                                113,479      125,194
Mortgage payable                                                        1,170        1,309
Short-term notes payable                                                    -        3,100
Income taxes (current: $1,218; $944)                                   15,894       31,042
Separate Account                                                       52,673       51,005
Total Liabilities                                                   2,527,903    2,574,979

SHAREHOLDERS' EQUITY

Convertible preferred stock                                               718          718
Common stock                                                          126,260      125,953
Retained earnings                                                     325,127      323,087
Net unrealized investment gains                                        17,412       49,798
Unfunded pension loss                                                  (3,640)      (3,640)
Cost of common treasury stock                                         (57,997)     (57,997)
Total Shareholders' Equity                                            407,880      437,919
Total Liabilities and Shareholders' Equity                         $2,935,783   $3,012,898

See notes to consolidated financial statements

                                                     Page 3 of 20



WASHINGTON NATIONAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(000s Omitted, Except Per Share Data)
                                                                    Three Months Ended
                                                                        March 31,
                                                                     1996       1995
Revenues
  Insurance premiums and policy charges                             $128,467   $119,382
  Net investment income                                               44,919     45,536
  Realized investment losses                                            (610)      (615)
  Other                                                                2,827      2,742
Total Revenues                                                       175,603    167,045

Benefits and Expenses
  Insurance benefits paid or provided                                122,161    111,575
  Insurance and general expenses                                      33,743     35,252
  Amortization of deferred acquisition costs                          10,984      9,429
Total Benefits and Expenses                                          166,888    156,256

Income Before Income Taxes                                             8,715     10,789
Income Taxes                                                           3,281      3,499

Net Income                                                            $5,434     $7,290

Primary Earnings Per Share

  Earnings Per Share                                                   $0.43      $0.59

  Average Shares and Equivalents Outstanding                          12,397     12,237

Fully Diluted Earnings Per Share

  Earnings Per Share                                                   $0.43      $0.58

  Average Shares and Equivalents Outstanding                          12,666     12,508

Dividends Paid Per Common Share                                        $0.27      $0.27

See notes to consolidated financial statements

                                                          Page 4 of 20




WASHINGTON NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (Unaudited)
(000s Omitted)
                                                                        Three Months Ended
                                                                             March 31,
                                                                         1996        1995

Net Cash Provided by Operating Activities                               $10,688     $22,034

Investing Activities
  Proceeds from sales
    Fixed maturities - available for sale                                53,970      51,302
    Mortgage loans, real estate and other                                   330       2,110
  Proceeds from maturities, redemptions and distributions
    Fixed maturities - available for sale                                28,101      14,546
    Fixed maturities - held to maturity                                       -       6,973
    Mortgage loans, real estate and other                                17,928       6,163
  Cost of purchases
    Fixed maturities - available for sale                               (91,713)    (87,730)
    Real estate and other investments                                    (2,241)     (3,042)
  Increase in policy loans                                                 (113)       (111)
  Purchases of property and equipment                                      (152)        (34)
  Net change in short-term investments                                   18,244        (457)
    Net Cash Provided (Used) by Investing Activities                     24,354     (10,280)

Financing Activities
  Policyholder account deposits                                          34,691      40,664
  Policyholder account withdrawals                                      (61,528)    (53,296)
  Dividends to shareholders                                              (3,394)     (3,378)
  Change in short-term notes payable                                     (3,100)          -
  Proceeds from sale of common stock                                        258         236
  Repayment of long-term borrowings                                        (139)       (137)
    Net Cash Used by Financing Activities                               (33,212)    (15,911)

      Increase (Decrease) in Cash                                         1,830      (4,157)

Cash at Beginning of Period                                               8,331       7,272
    Cash at End of Period                                               $10,161      $3,115


See notes to consolidated financial statements

                                                       Page 5 of 20

                   WASHINGTON NATIONAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)

                           March 31, 1996


A. Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim periods. In the opinion of management, all adjustments (consisting primarily of normal, recurring accruals) considered necessary for a fair presentation have been included.

B. Reinsurance

   The effect of reinsurance on insurance premiums and policy charges earned for short duration and long duration contracts for the period ended March 31 follows:


                                             Short      Long
        (000s omitted)                      Duration   Duration    Total

                                                        1996
        Direct premiums and policy charges   $81,375    $53,237   $134,612
        Premiums assumed                       9,291        357      9,648
        Premiums ceded                        (1,000)   (14,793)   (15,793)
        Net premiums and policy charges      $89,666    $38,801   $128,467


                                                        1995
        Direct premiums and policy charges   $69,771    $49,714    $119,485
        Premiums assumed                      13,887        471      14,358
        Premiums ceded                          (430)   (14,031)    (14,461)
        Net premiums and policy charges      $83,228    $36,154    $119,382

   The Company's written premiums for short duration contracts do not vary materially from premiums earned.

   Reinsurance benefits ceded were $5,646,000 and $4,598,000 at March 31, 1996 and 1995, respectively.

C. Financial Guarantees

   The Company has entered into certain financial guarantees. A financial guarantee is a conditional commitment to guarantee the payment of an obligation by an unrelated entity to a third party and has off-balance sheet credit risk. The exposure to credit risk is represented by the amount the Company would be required to pay under certain circumstances.

   At both March 31, 1996 and December 31, 1995, the Company had three financial guarantees totaling $13,733,000, as well a construction completion guarantee. The Company feels it has adequate reserves for related potential losses.



                                                        Page 6 of 20


Item 1.  Financial Statements (continued)

                   WASHINGTON NATIONAL CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (UNAUDITED)

                           March 31, 1996


D. Net Unrealized Gains on Investments

   The components of net unrealized gains on investments is as follows:

                                                   March 31,    December 31,
                                                     1996          1995
        Net unrealized gains on securities          $22,366      $108,533
        Adjustment to deferred acquisition costs     (1,300)      (37,700)
        Deferred income tax                          (3,654)      (21,035)
        Net unrealized gains on investments         $17,412      $ 49,798


                                                               Page 7 of 20


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following updates should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's 1995 Annual Report, copies of which may be obtained by contacting: Craig Simundza, Vice President, Financial Reporting Department, Washington National
Corporation, 300 Tower Parkway, Lincolnshire, Illinois   60069
(telephone (847) 793-3053).

Analysis of Net Income
                                              Three Months Ended
                                                   March 31,
(000s omitted)                                 1996        1995
Pretax operating income (loss)(a)
 Life insurance and annuities                $10,003      $ 8,386
 Specialty health insurance                   (2,981)       1,403
 Corporate and other                           2,303        1,615
Total pretax operating income                  9,325       11,404
Income taxes on operations                     3,286        4,006
Net operating income                           6,039        7,398
Net realized investment losses (b)              (605)        (108)
Net income                                   $ 5,434      $ 7,290

(a)  Pretax income before realized investment losses.
(b)  1996 and 1995 include tax benefits of $5 and $507, respectively.


Consolidated Results of Operations
Components of Pretax Operating Income by Segment

                                 Life Insurance   Specialty Health    Corporate
(000s omitted)                    and Annuities      Insurance        and Other     Total

                                               Three Months Ended March 31, 1996
Revenues
  Insurance premiums and policy
   charges                            $18,618         $109,849         $    -      $128,467
  Net investment income                38,106            5,114          1,699        44,919
  Other revenues                        1,140            1,453            234         2,827
Total revenues excluding realized
 investment losses                     57,864          116,416          1,933       176,213
Benefits and expenses
  Insurance benefits                   38,321           83,780             60       122,161
  Expenses                              4,920           29,253           (430)       33,743
  Amortization of deferred
   acquisition costs                    4,620            6,364              -        10,984
Total benefits and expenses            47,861          119,397           (370)      166,888
Pretax operating income (loss)        $10,003         $ (2,981)        $2,303      $  9,325

                                              Three Months Ended March 31, 1995
Revenues
  Insurance premiums and policy
   charges                            $17,721         $101,661         $    -      $119,382
  Net investment income                38,406            4,789          2,341        45,536
  Other revenues                          725            2,034            (17)        2,742
Total revenues excluding realized
 investment losses                     56,852          108,484          2,324       167,660
Benefits and expenses
  Insurance benefits                   38,919           72,582             74       111,575
  Expenses                              4,777           29,840            635        35,252
  Amortization of deferred
   acquisition costs                    4,770            4,659              -         9,429
Total benefits and expenses            48,466          107,081            709       156,256
Pretax operating income              $  8,386         $  1,403         $1,615      $ 11,404

                                                        Page 8 of 20


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Three Months Ended March 31, 1996 Compared to Three Months Ended
March 31, 1995

Insurance Premiums and Policy Charges. Insurance premiums and policy charges increased $9.1 million, or 7.6%, from $119.4 million in 1995 to $128.5 million in 1996. The improvement was primarily due to an increase in the amount of individual health insurance in force.

Net Investment Income. Net investment income was $44.9 million in the first quarter of 1996, down 1.4% from the same period of 1995. The yield on the Company's investment portfolio (based on amortized cost) declined from 7.6% in 1995 to 7.4% due to lower market interest rates on new investments in 1995. The amortized cost of the portfolio at March 31, 1996, decreased approximately 1% from December 31, 1995.

Realized Investment Losses. Realized investment losses before taxes for the first quarter of both 1996 and 1995 were $0.6 million. In the first quarter of 1996, realized losses of $0.5 million each on fixed maturity investments and real estate were partially offset by gains of $0.3 million on mortgage loans and $0.1 million on equity securities. In the first quarter of 1995, the Company had realized losses of $0.3 million each on fixed maturity investments and real estate. The Company's income taxes included a tax benefit of $0.5 million in the first quarter of 1995 related to realized investment losses.

Insurance Benefits Paid or Provided. Insurance benefits paid or provided increased $10.6 million, or 9.5%, from $111.6 million in 1995 to $122.2 million in 1996. The increase was mainly due to a higher amount of individual health insurance in force, combined with adverse claim experience in the specialty health insurance segment (see "Segment Information," below).

Insurance and General Expenses. Insurance and general expenses were $33.7 million in the first quarter of 1996, down 4.3% or $1.5 million from 1995. The Company's expense ratio (expenses as a percentage of premiums and net investment income) decreased from 21.4% in the first quarter of 1995 to 19.5% in 1996. The reduction in the expense ratio was due primarily to lower individual health insurance expenses in the specialty health insurance segment combined with higher premiums.

Amortization of Deferred Acquisition Costs. Amortization of deferred acquisition costs increased $1.6 million, or 16.5%, from $9.4 million in 1995 to $11.0 million in 1996. The increase was primarily due to amortization of costs associated with sales of individual health and education products in the specialty health insurance segment and sales at UPI in the life insurance and annuities segment. Offsetting this increase in part was an expected decline in amortized deferred acquisition costs on a portion of the closed blocks of life insurance and annuities at WNIC which were fully amortized in 1995.

Income Taxes. Income taxes on operations decreased $0.7 million to $3.3 million in 1996 compared to $4.0 million in 1995, primarily as a result of the lower operating income. The effective tax rate on operations was 35.2% in the first quarter of 1996, essentially the same as last year.

Net Income. Net income for 1996 was $5.4 million, a decrease of 25.5% as compared to $7.3 million in 1995. The decline resulted from decreased earnings from operations in the specialty health insurance segment primarily due to adverse claims experience, partially offset by improved life insurance and annuities earnings due to higher policy charges and interest spreads.

                                                        Page 9 of 20


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Segment Information

The Company has two operating business segments. The life insurance and annuities segment consists of universal life and other interest-sensitive life insurance and annuity products marketed to individuals and small businesses by UPI and a block of similar business at WNIC, which no longer sells new business of this type. The second operating segment is the specialty health insurance segment, which consists primarily of employee-paid disability insurance and other specialty insurance products for educators, individual health insurance (primarily major medical and hospital indemnity coverage for persons under the age of 65 without employer-sponsored insurance), and employer-sponsored health and associated life insurance and stop-loss insurance for employers with from 2 to 1,000 employees. A third segment, corporate and other, includes the non-insurance operations of the Company.

Life Insurance and Annuities. Revenues for the life insurance and annuities segment for the first quarter of 1996 were $57.9 million, compared to $56.9 million for the same period of 1995. The improvement was attributable to higher insurance premiums and policy charges of $0.9 million, primarily due to an increase in life insurance in force and policy charges at UPI. UPI's increase in revenues was offset in part by the expected revenue decline in the closed block of business at WNIC.

Pretax operating income for the life insurance and annuities segment increased $1.6 million, or 19.3%, to $10.0 million in 1996 from $8.4 million in 1995. UPI, the growth portion of this segment, recorded earnings of $6.2 million, an increase of 21.3% over 1995, due to increased policy charges and increased life insurance and annuity spreads. WNIC's closed block reported an increase in earnings due to reduced amortization of deferred acquisition costs on this portion of the segment and improved interest spreads, offset in part by lower investment income and increased mortality expense.

Specialty Health Insurance. The following table shows revenues for the specialty health insurance by product line (000s omitted):

Revenues                              1996        1995     Change
Individual Health Insurance        $  58,234   $  51,387   $6,847
Group Life and Health Insurance       37,873      38,802     (929)
Education Disability Insurance        20,309      18,295    2,014
Total Specialty Health              $116,416    $108,484   $7,932

Sales of new individual health insurance policies, as measured by new policies written, were 15,600 in the first quarter of 1996, compared to 10,900 in 1995. The increase was due to a transition to a more competitive product in 1995.

The specialty health insurance segment reported a pretax operating loss of $3.0 million in the first quarter of 1996, compared to pretax operating income of $1.4 million in 1995. The decline was due to an increase in the benefits ratio (benefits as a percentage of premiums) for both individual and group major medical health insurance and adverse group life insurance mortality experience.

The high individual health benefits ratio resulted primarily from poor claims experience on policies written in New Jersey, which has implemented certain adverse restrictions on health insurers. The loss from the poor New Jersey claims experience is mostly attributable to a block of reinsured individual health insurance policies. The Company began increasing rates on these policies in the 1995 fourth quarter and continued these increases into the first quarter of 1996. Excluding the reinsured blocks of business, the Company's individual health insurance business reported operating income of $1.0 million in the first quarter of 1996, compared to a loss of $0.1 million in 1995.

                                                       Page 10 of 20


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


The benefits ratio for group medical insurance increased in the first quarter of 1996 over 1995 due to increased competition within this marketplace and a $0.5 million premium refund settlement for one large case.

Corporate and Other. For the first quarter of 1996, the corporate and other segment had pretax operating income of $2.3 million, compared to $1.6 million in 1995. The increase in operating income was due primarily to lower expenses.

Investment Portfolio

At March 31, 1996, the Company had invested assets with a carrying value of $2.4 billion. Certain information about the Company's investment portfolio as of that date follows (dollars in millions):

                                                           Percent of Total
                                         Carrying Value     Carrying Value
Fixed maturity investments:
 United States government obligations        $   79.1              3.2%
 Obligations of states and
    political subdivisions                       79.3              3.3
 Public utilities                               149.4              6.1
 Industrial and miscellaneous                 1,019.0             41.9
 Mortgage-backed securities                     626.0             25.7
 Other                                           29.5              1.3
Total fixed maturity investments              1,982.3             81.5

Mortgage loans on real estate                   301.3             12.4
Real estate and joint ventures                   35.4              1.5
Policy loans                                     56.4              2.3
Other long-term                                  27.3              1.1
Short-term                                       30.3              1.2
Total invested assets                        $2,433.0            100.0%


Fixed Maturity Investments

The Company's fixed maturity investments are carried at fair value. Due to the increase in market interest rates during the first quarter of 1996, the carrying value of the Company's fixed maturity investments compared to amortized cost decreased $86.8 million, resulting in an unrealized gain on fixed maturity investments of $20.6 million, compared to an unrealized gain of $107.4 million at December 31, 1995. The amortized cost of the Company's fixed maturity portfolio increased $8.4 million to $1.96 billion at March 31, 1996.

The composition of the Company's fixed maturity portfolio at March 31, 1996, based on ratings follows (dollars in millions):

                                           Carrying Value
                                           as a Percent of
                          Carrying       Fixed       Invested
                            Value      Maturities     Assets
AAA/Aaa                  $   821.8        41.5%        33.8%
AA/Aa                        119.5         6.0          4.9
A                            586.3        29.6         24.1
BBB/Baa                      361.8        18.2         14.9
BB/Ba and lower               92.9         4.7          3.8
Total fixed maturities    $1,982.3      100.0%         81.5%

                                                       Page 11 of 20


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


The Company's policy for rating fixed maturity investments is to use the rating determined by Standard & Poor's Company or Moody's
Investor Service, Inc. for publicly-traded investments. For privately-traded securities, the ratings of Duff & Phelps Credit
Rating Company and Fitch Investors Service, Inc. are also recognized in defining rated securities. If an investment has a split rating
(i.e., different ratings from the rating services) the Company categorizes the investment under the lowest rating. For those investments that do not have a rating from these services, the Company categorizes those investments on ratings assigned by the National Association of Insurance Commissioners (NAIC), whose ratings are as follows: NAIC Class 1 is considered equivalent to a AAA/Aaa, AA/Aa, or A rating; NAIC Class 2, BBB/Baa; and NAIC Classes
3-6, BB/Ba and below. At March 31, 1996, 5.2% of fixed maturity investments were rated with comparable NAIC ratings, the majority of which is $38.8 million of investments rated BBB and $39.0 million of investments rated BB and lower.

The Company's fixed maturity portfolio at March 31, 1996, includes
$626.0 million of mortgage-backed securities, detailed as follows
(dollars in millions):


                                            Carrying Value as a Percent of
                                                  Mortgage-
                                 Carrying          Backed    Invested
                                    Value        Securities   Assets
Agency CMOs
Planned amortization classes      $186.9           29.8%        7.7%
Target amortization classes         15.4            2.5         0.6
Sequential classes                   5.0            0.8         0.2
Support classes                      5.5            0.9         0.2
Accrual classes                      6.7            1.1         0.3
  Total agency CMOs                219.5           35.1         9.0
Non-agency CMOs (1)
Planned amortization classes        14.1            2.3         0.5
Accrual classes                      1.6            0.2         0.1
Sequential classes                   9.1            1.5         0.4
  Total non-agency CMOs             24.8            4.0         1.0
Total CMOs                         244.3           39.1        10.0
Non-agency mortgage-backed
  pass-through securities            2.7            0.4         0.1
Agency mortgage-backed
  pass-through securities          379.0           60.5        15.6
Total mortgage-backed securities  $626.0          100.0%       25.7%

(1) All of the Company's non-agency CMO investments were rated AAA at March 31, 1996. The credit risk associated with non-agency mortgage-backed securities is generally greater than that of agency mortgage-backed securities.


To mitigate prepayment risk, the Company primarily invests in collateralized mortgage obligation (CMO) classes that have, at time of investment, the most stable prepayment structure. Such CMO classes are termed "planned amortization class" (PAC) which comprised 82.3% of the Company's CMO portfolio at March 31, 1996. The next most stable class of CMOs is "target amortization class"
(TAC) which comprised 6.3% of the Company's CMO portfolio at March 31, 1996. PACs and TACs are designed to protect against prepayment risk and may therefore have more predictable cash flows than pass- through mortgage-backed securities.

As market interest rates have declined over the past several years, prepayments on certain PAC and TAC investments have increased resulting in a loss of some prepayment protection. Approximately 64% of the Company's PAC and TAC investments at March 31, 1996, have lost some of this protection. However, the Company believes the yield earned on these issues continues to adequately compensate for the reduced prepayment protection.
                                                       Page 12 of 20


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Mortgage Loans

The Company had investments in mortgage loans of $301.3 million (net of allowances of $7.1 million) at March 31, 1996 compared to $317.2 million at December 31, 1995. Investments in mortgage loans declined primarily due to prepayments and amortization of the mortgage loan portfolio during the first quarter of 1996. Of the outstanding loans at March 31, 1996, loans with a carrying value of $3.1 million, or approximately 1%, were delinquent 60 days or more as to interest or principal, far better than the recent industry average.

Restructured loans, where modifications of the terms of the mortgage loan have occurred and which are considered current investments, had a carrying value of $15.0 million at March 31, 1996, essentially unchanged from December 31, 1995.

The Company's mortgage loan portfolio at March 31, 1996, by geographic distribution, year of maturity, and property type follows (dollars in millions):

               Geographic Distribution of
                     Mortgage Loans
California        $ 53.4      17.7%
Illinois            38.1      12.6
Indiana             31.3      10.4
Florida             30.9      10.3
Texas               25.8       8.6
North Carolina      17.5       5.8
Virginia            14.6       4.8
Wisconsin           10.1       3.4
All other           79.6      26.4
  Total           $301.3     100.0%

                   Mortgage Loans by Year of Maturity
                  Scheduled
                  Principal       Balloon
                 Payments (1)     Payments       Total
1996                 $  9.1       $  25.7      $  34.8
1997                   12.6          23.1         35.7
1998                   12.8           6.7         19.5
1999                   13.5           6.1         19.6
2000                   13.9           6.0         19.9
2001 and thereafter    81.8          90.0        171.8
  Total              $143.7        $157.6       $301.3

(1) Includes scheduled payments on balloon loans

                    Property Type
Retail            $184.9      61.4%
Office              31.0      10.3
Industrial          27.0       9.0
Medical             18.3       6.1
All other           40.1      13.2
  Total           $301.3     100.0%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


The Company no longer makes new investments in mortgage loans except for purchase money loans and expansion of the Company's properties. The Company will retain its existing mortgage loans.

Liquidity and Capital Resources

Cash Flows. During the first quarter of 1996, the Company's operating activities generated cash of $10.7 million compared to $22.0 million in 1995. The decrease in cash provided by operations in the 1996 first quarter resulted primarily from increased health insurance benefits paid.

Cash used for financing activities increased from $15.9 million in the first quarter 1995 to $33.2 million in 1996, primarily due to annuity contract holder withdrawals outpacing deposits. In the first quarter of 1996, UPI's deposits exceeded withdrawals by $6.7 million, compared to $17.3 million in 1995. For the WNIC closed block, withdrawals exceeded deposits by $33.6 million in the first quarter of 1996, compared to $29.9 million in 1995.

Liquidity. The fair value of the Company's investment portfolio, primarily fixed maturity investments, is affected by changing interest rates. When interest rates rise, the fair value of the Company's fixed maturity investments declines, while in periods of declining interest rates, the fair value of the Company's fixed maturity investments increases. The Company estimates that a one percentage point change in market interest rates would have an inverse effect on the fair value of its fixed maturity investments of approximately 5.3%.

The increase in market interest rates since year-end 1995 has resulted in an $86.8 million decrease in the carrying value of the Company's fixed maturity investments. Changes in unrealized gains or losses on fixed maturity investments (net of adjustments for deferred acquisition costs and deferred taxes) are reported directly in shareholders' equity and have no effect on net income. At March 31, 1996, the increase to shareholders' equity for unrealized gains on fixed maturity investments was $16.2 million, compared to $49.1 million at December 31, 1995.

In addition, rising interest rates could result in increased surrenders of life insurance policies and annuities (as current policy and contract holders seek higher returns elsewhere) causing the Company to sell fixed maturity investments below cost. In order to minimize the need to sell fixed maturity investments below cost, the Company seeks to maintain sufficient levels of cash and short-term investments. The Company held cash and short-term investments of $40.5 million at March 31, 1996. Management believes the balance of cash and short-term investments plus cash inflow from premium revenues, investment income, and investment maturities is more than sufficient to meet the requirements of the Company and its subsidiaries.

Health Care Reform

No federal health care reform legislation was passed in the first quarter of 1996. However, insurance reform bills were passed by the House of Representatives in March and the Senate in April and are designed, among other objectives, to improve insurance availability. In addition to reform proposals on a national basis, legislative efforts to reform health care at the state level may intensify. The potential reform plans at the federal and state levels may: (i) partially or fully replace products sold by insurers; (ii) limit the ability of insurers to charge higher rates to or decline to cover insureds who present greater risks; (iii) limit the ability of insurers to exclude coverage for pre-existing conditions; (iv) mandate the types of insurance benefits to be provided in certain instances; (v) impose insurance rate regulation or additional taxes on insurance premiums or benefits; (vi) increase competition by expanding employee choice of insurance plans and by requiring the employee to bear the full cost increment for higher priced plans; or
(vii) establish programs run by the government that would compete with or replace business written by the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


The Company will continue to monitor all aspects of the developments surrounding this issue and is preparing strategic responses to its possible outcomes. The Company's health businesses have begun to diversify into product areas, such as supplemental insurance products and disability products, that the Company believes are consistent with its targeted market focus and may be less affected or unaffected by health care reform. It is not possible at this time to predict the nature of health care reform or how soon its measures will be adopted and implemented or the impact on the Company's operating results or financial position.

A.M. Best Ratings

The ability of an insurance company to compete successfully depends, in part, on its financial strength, operating performance, and claims-paying ability as rated by A.M. Best and other rating agencies. The Company's insurance subsidiaries are each currently rated "A- (Excellent)" by A.M. Best, based on their 1995 statutory financial results and operating performance.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

   Exhibit 11 - Computation of Per Share Earnings.

b. Reports on Form 8-K

   No reports on Form 8-K have been filed during the quarter ended
   March 31, 1996.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              WASHINGTON NATIONAL CORPORATION




May 6, 1996                   /s/ Joan K. Cohen
                              Joan K. Cohen
                              Vice President, Controller and Treasurer
                              (Duly Authorized Officer and Chief
                              Accounting Officer)

                            EXHIBIT INDEX



                                                            PAGE

   Exhibit 11 - Computation of Per Share Earnings.           20