Form 10-Q
period 1996-06-30
WASHINGTON NATIONAL CORP
filed 1996-08-14
CIK 104867

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-Q

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended June 30, 1996.

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

Number of shares of Common Stock, $5 par value outstanding as of August 6, 1996 was 12,259,689.

                              CONTENTS



Part I.  Financial Information                                      Page

 Item 1.  Financial Statements
  Consolidated Balance Sheet - June 30, 1996
     and December 31, 1995                                           3
  Consolidated Statement of Operations - Six and Three Months
     Ended June 30, 1996 and 1995                                    4
  Consolidated Condensed Statement of Cash Flows -
     Six Months Ended June 30, 1996 and 1995                         5
  Notes to Consolidated Financial Statements - June 30, 1996         6

 Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                      9

Part II.  Other Information

 Item 1.       Legal Proceedings                                    18
 Item 4.       Submission of Matters to a Vote of Security Holders  19
 Item 5.       Other Information                                    20
 Item 6.       Exhibits and Reports on Form 8-K                     24

Signature                                                           25

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

WASHINGTON NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEET
(000s Omitted)
                                                                    June 30,
                                                                      1996      December 31,
                                                                  (Unaudited)      1995
ASSETS

Investments
  Fixed maturities - available for sale at fair
    value (cost: $1,971,018; $1,953,314)                           $1,966,715   $2,060,710
  Mortgage loans on real estate                                       290,637      317,249
  Real estate and joint ventures                                       23,039       34,080
  Policy loans                                                         56,391       56,279
  Other long-term                                                      13,651       27,744
  Short-term                                                           52,954       48,594
Total Investments                                                   2,403,387    2,544,656

Cash                                                                    5,858        8,331
Deferred acquisition costs                                            284,048      235,499
Reinsurance recoverables and prepaid premiums                          48,864       49,502
Accrued investment income                                              32,696       32,652
Insurance premiums in course of collection                             13,839       14,718
Property and equipment                                                 17,132       18,259
Goodwill                                                               18,032       18,385
Separate Account                                                       36,872       51,005
Other                                                                  38,275       39,891
Total Assets                                                       $2,899,003   $3,012,898

LIABILITIES

Policy liabilities                                                 $2,337,531   $2,363,329
General expenses and other liabilities                                151,372      125,194
Mortgage payable                                                        1,170        1,309
Short-term notes payable                                                    -        3,100
Income taxes (current: $588; $944)                                     (1,683)      31,042
Separate Account                                                       36,872       51,005
Total Liabilities                                                   2,525,262    2,574,979

SHAREHOLDERS' EQUITY

Convertible preferred stock                                               716          718
Common stock                                                          126,492      125,953
Retained earnings                                                     304,668      319,447
Net unrealized investment gains (losses)                                 (138)      49,798
Cost of common treasury stock                                         (57,997)     (57,997)
Total Shareholders' Equity                                            373,741      437,919
Total Liabilities and Shareholders' Equity                         $2,899,003   $3,012,898

See notes to consolidated financial statements

WASHINGTON NATIONAL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(000s Omitted, Except Per Share Data)
                                                                     Six Months Ended               Three Months Ended
                                                                         June 30,                       June 30,
                                                                     1996       1995                1996       1995
Revenues
  Insurance premiums and policy charges                              $77,683    $73,053             $38,933    $36,911
  Net investment income                                               81,999     84,544              40,835     42,629
  Realized investment gains (losses)                                    (242)      (606)                368          9
  Other                                                                2,588      1,681               1,187        938
Total Revenues                                                       162,028    158,672              81,323     80,487

Benefits and Expenses
  Insurance benefits paid or provided                                108,484    107,449              54,644     54,209
  Insurance and general expenses                                      21,236     20,198              10,904      9,607
  Amortization of deferred acquisition costs                          10,754     11,397               4,967      5,772
Total Benefits and Expenses                                          140,474    139,044              70,515     69,588

Income from continuing operations before income taxes                 21,554     19,628              10,808     10,899
Income taxes on continuing operations                                  7,128      6,689               3,060      3,831
Income from Continuing Operations                                     14,426     12,939               7,748      7,068

Discontinued Operations
  Income (loss) from discontinued operations - net of tax               (859)     3,248                 385      1,829
  Loss on disposal - net of tax                                      (25,080)         -             (25,080)         -
Income (loss) from discontinued operations                           (25,939)     3,248             (24,695)     1,829
Net Income (Loss)                                                   ($11,513)   $16,187            ($16,947)    $8,897

Primary Earnings Per Share
  Income from continuing operations                                    $1.16      $1.04               $0.63      $0.57
  Income (loss) from discontinued
    operations - net of tax                                            (2.11)      0.27               (2.02)      0.15
Net Income (Loss) Per Share                                           ($0.95)     $1.31              ($1.39)     $0.72

Average Shares and Equivalents Outstanding                            12,241     12,245              12,247     12,254

Fully Diluted Earnings Per Share
  Income from continuing operations                                    $1.16      $1.03               $0.63      $0.56
  Income (loss) from discontinued
    operations - net of tax                                            (2.11)      0.26               (2.02)      0.15
Net Income (Loss) Per Share                                           ($0.95)     $1.29              ($1.39)     $0.71

Average Shares and Equivalents Outstanding                            12,241     12,530              12,247     12,538

Dividends Paid Per Common Share                                        $0.54      $0.54               $0.27      $0.27

See notes to consolidated financial statements


WASHINGTON NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (Unaudited)
(000s Omitted)
                                                                         Six Months Ended
                                                                             June 30,
                                                                         1996        1995

Net Cash Provided by Operating Activities                               $24,024     $44,763

Investing Activities
  Proceeds from sales
    Fixed maturities - available for sale                                89,230     110,342
    Mortgage loans, real estate and other                                27,544       5,523
  Proceeds from maturities, redemptions and distributions
    Fixed maturities - available for sale                                60,731      43,083
    Fixed maturities - held to maturity                                       -       9,706
    Mortgage loans, real estate and other                                31,464      15,917
  Cost of purchases
    Fixed maturities - available for sale                              (168,812)   (217,635)
    Real estate and other                                                (6,964)     (3,995)
  Increase in policy loans                                                 (112)     (1,083)
  Purchases of property and equipment                                      (403)       (156)
  Net change in short-term investments                                   (4,360)     19,215
    Net Cash Provided (Used) by Investing Activities                     28,318     (19,083)

Financing Activities
  Policyholder account deposits                                          71,215      81,832
  Policyholder account withdrawals                                     (116,446)   (104,988)
  Dividends to shareholders                                              (6,790)     (6,759)
  Change in short-term notes payable                                     (3,100)          -
  Proceeds from sale of common stock                                        445         468
  Repayment of long-term borrowings                                        (139)       (276)
    Net Cash Used by Financing Activities                               (54,815)    (29,723)

      Decrease in Cash                                                   (2,473)     (4,043)

Cash at Beginning of Period                                               8,331       7,272
    Cash at End of Period                                                $5,858      $3,229


See notes to consolidated financial statements


                   WASHINGTON NATIONAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)

                            June 30, 1996

A. Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim periods. In the opinion of management, all adjustments (consisting primarily of normal, recurring accruals) considered necessary for a fair presentation have been included.

   Certain amounts in the 1995 consolidated financial statements have been reclassified to conform to the 1996 presentation including the restatement of the Statement of Operations for discontinued operations.

B. Discontinued Operations

   In May, 1996, the Company's Board of Directors approved a plan to dispose of the Company's Health insurance business. On May 31, 1996 an agreement was signed that provided that Pioneer Financial Services, Inc. would purchase the Company's individual and small group health business, through a reinsurance transaction, for a purchase price of $19.0 million. On July 3, 1996 an agreement was signed to sell the remaining Health insurance business - the large group business - to Trustmark Insurance Company through a reinsurance transaction that provides that the Company will receive consideration in the future based on persistency. The sale of the individual and small group health insurance business closed on August 2, 1996 and the sale of the large group business is expected to close in August 1996.

   The transactions have resulted in the Company recording an estimated net loss of $25.1 million in the second quarter. The loss consists principally of the future operating losses of this business from the measurement date that the Company remains responsible for, employee severance costs, the cost to terminate one of the Company's defined benefit pension plans, related net asset write-offs and other related disposal costs net of the anticipated proceeds. The loss is net of a tax credit of $13.5 million. The loss is an estimate due to the nature of the transactions and may change in future periods.

   The operating results of the sold business have been shown on the statement of operations as discontinued operations for 1996. The June 30, 1995 statement of operations has been restated to reflect the sale of the health insurance business as discontinued operations. At June 30, 1996, the business had remaining assets of approximately $246 million consisting primarily of invested assets and liabilities of approximately $246 million which consisted primarily of policyholder liabilities.

   Revenues and income from operations on the discontinued business consist of the following in millions:

                                       Six Months Ended June 30,
                                          1996         1995
        Revenues                          $194.7      $185.3
        Income (loss) from
           operations,(net of
           taxes: $1.2; $1.5) *             (1.9)        3.2

   * June 30, 1996 includes a $1.0 million loss (net of taxes of $.5 million) for the month of June 1996 that was reported as part of the loss on disposal.

   In connection with the Company's plan of disposal, Washington National Insurance Company's (WNIC's) defined benefit pension plan (the Plan) is required to be terminated. The termination, which is expected to take place in the fourth quarter of 1996 will result in the Company recognizing additional pension expense of approximately $8.9 million. This amount was included as part of the loss on the disposal and includes $4.1 million of previously unrealized loss that had been recorded as a reduction of shareholders' equity. In addition, the termination of the Plan will result in the Company purchasing 416,000 and 17,100 shares of the Company's common and preferred stock, respectively, held by the Plan. These purchases are expected to take place in 1996 and are expected to be financed using short-term borrowings or by sales of fixed maturity investments.

C. Reinsurance

   The effect of reinsurance on insurance premiums and policy charges reported in continuing operations for the six month period ended June 30 follows:


        (000s omitted)                          1996       1995
        Direct premiums and policy charges    $105,936  $100,321
        Premiums ceded                         (28,253)  (27,268)
        Net premiums and policy charges       $77,683   $ 73,053

   Reinsurance benefits ceded reported in continuing operations were $9.9 million and $10.3 million at June 30, 1996 and 1995, respectively.

D. Financial Guarantees

   The Company has entered into certain financial guarantees. A financial guarantee is a conditional commitment to guarantee the payment of an obligation by an unrelated entity to a third party and has off-balance sheet credit risk. The exposure to credit risk is represented by the amount the Company would be required to pay under certain circumstances.

   At both June 30, 1996 and December 31, 1995, the Company had three financial guarantees totaling $13.7 million, as well as a construction completion guarantee. The Company feels it has adequate reserves for related potential losses.

E. Net Unrealized Gains (Losses) on Investments

   The components of net unrealized gains (losses) on investments are as follows:

                                                       June 30,   December 31,
                                                         1996        1995
        Unrealized gains (losses) on investments        $(3,160)    $108,533
        Adjustment to deferred acquisition costs          2,999      (37,700)
        Deferred income tax                                  23      (21,035)
        Net unrealized gains (losses) on investments    $  (138)    $ 49,798

F. Long-Lived Assets

   In the second quarter of 1996 the Company decided to sell an investment property that had been classified as investment real estate. The process has resulted in the Company identifying a pretax impairment of $4.8 million on this property. The impairment has been recognized as part of realized investment gains and losses reducing the carrying value of the property to $7.3 million. The Company expects the sale of the property to close in early 1997.

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

Health Business Disposal

On June 4, 1996, the Company announced an agreement to sell its individual health insurance and small group life and health insurance businesses. The sale closed August 2, 1996 and occurred through a reinsurance transaction for cash proceeds of $19.0 million. On July 8, 1996, the Company announced an agreement to sell its large group life and health insurance business. This transaction, which is expected to close in August 1996, will also occur through reinsurance, with the payment to be determined over time based on the persistency of the business.

As a result of the sales of the health business, regulatory capital of approximately $50 million, which previously was required to support the health business, will become available to the Company for other uses. The Company expects to utilize a portion of this capital to repurchase 416,000 shares of its common stock and 17,000 shares of its preferred stock currently held by one of its defined benefit pension plans. The Company is considering several possible uses for the remainder of the available capital, including additional share repurchases or investment in the Company's remaining businesses.

Following the sales of the health business, the Company expects to carry out a number of steps to reduce expenses previously allocated to the businesses sold. These steps include (1) the establishment of a smaller data center and the sublease of the existing data center; (2) the elimination of certain positions in the Company's support functions; (3) the sublease of three of the five floors in the Company's headquarters building; and (4) the termination of an under-funded defined benefit pension plan. These steps are expected to eliminate approximately $8 million of the $13 million of annual corporate overhead and data center expenses previously allocated to the health business. The Company is continuing to explore steps for eliminating the remaining $5 million of such expense but does not expect any conclusions to be reached until 1997. As such, the $5 million of such annual expenses remaining has been allocated to the Corporate and Other line.

As a result of the sales, an after-tax loss of $25.1 million was recorded in the 1996 second quarter. The loss arose from anticipated cash proceeds being more than offset by employee-related costs and other expenses of approximately $45.0 million (including $10.6 million for the Company's share of individual and group health insurance risks retained), net asset write-offs (including deferred acquisition costs and excess claims reserves) of approximately $14.1 million, and a tax credit of approximately $13.5 million. Due to the nature of the sales transactions, the loss calculation involves a number of estimates that may change in future periods.

Under the conditions of these two sales agreements, the Company will retain the risk for selected portions of the individual and group health business. These include future losses on certain individual health policies written in New Jersey and on group medical conversion policies. In addition, the sale of the large group business will occur in stages, typically at the next annual renewal date of each account occurring on or after December 1, 1996, with the Company retaining the risk until that time. Estimated costs for these risks are provided for in the calculation of the loss on disposition, discussed above.

The operating results of the individual health and large and small group life and health business are now reported as discontinued operations. Consolidated statements of operations for previous periods have been restated. The restatement did not affect net income or net income per share. As permitted by accounting rules, assets and liabilities related to the health businesses have not been shown separately from those of the continuing operations.

Continuing Operations

Management believes that the health business sales will create greater operating focus. Following the sales, the Company will focus on its universal life insurance and annuities line of business, written by United Presidential Life Insurance Company (UPI), and its educator disability line of business, written by Washington National Insurance Company (WNIC).

Analysis of Net Income (Loss)
                                                 Three Months Ended    Six Months Ended
                                                      June 30,             June 30,
(000s omitted)                                     1996      1995       1996      1995
Pretax operating income from
continuing operations (a)
 Insurance operations                           $  9,609   $ 9,474    $ 19,912   $18,453
 Corporate and other                                 831     1,416       1,884     1,781
Total pretax operating income from
 continuing operations                            10,440    10,890      21,796    20,234
Income taxes on continuing operations              3,715     3,777       7,788     7,142
Net operating income from continuing operations    6,725     7,113      14,008    13,092
Net realized investment gains (losses) (b)         1,023       (45)        418      (153)
Discontinued operations, net of taxes (c)        (24,695)    1,829     (25,939)    3,248
Net income (loss)                               $(16,947)  $ 8,897    $(11,513)  $16,187


(a) Pretax income before realized investment gains (losses) and income (loss) from discontinued operations.
(b) 1996 and 1995 include (taxes) benefits of $655 and $(54), for the three months ended June 30 and $660 and $453, for the six months ended June 30, respectively.
(c) 1996 three months and six months ended June 30 include the operating results as well as the loss on sale of health insurance business.

Consolidated Results of Continuing Operations
Components of Pretax Operating Income From Continuing Operations
                                                   Insurance    Corporate
(000s omitted)                                     Operations   and Other    Total

                                                    Three Months Ended June 30, 1996
Revenues
  Insurance premiums and policy
   charges                                            $38,933    $    -     $38,933
  Net investment income                                38,645     2,190      40,835
  Other revenues                                        1,180         7       1,187
Total revenues excluding realized
 investment losses                                     78,758     2,197      80,955
Benefits and expenses
  Insurance benefits                                   54,584        60      54,644
  Expenses                                              9,598     1,306      10,904
  Amortization of deferred
   acquisition costs                                    4,967         -       4,967
Total benefits and expenses                            69,149     1,366      70,515
Pretax operating income from continuing operations   $  9,609    $  831     $10,440

                                                    Insurance    Corporate
(000s omitted)                                      Operations   and Other    Total

                                                    Three Months Ended June 30, 1995
Revenues
  Insurance premiums and policy
   charges                                           $ 36,911    $    -     $36,911
  Net investment income                                39,721     2,908      42,629
  Other revenues                                        1,068      (130)        938
Total revenues excluding realized
 investment losses                                     77,700     2,778      80,478
Benefits and expenses
  Insurance benefits                                   54,138        71      54,209
  Expenses                                              8,316     1,291       9,607
  Amortization of deferred
   acquisition costs                                    5,772         -       5,772
Total benefits and expenses                            68,226     1,362      69,588
Pretax operating income from continuing operations   $  9,474    $1,416     $10,890

                                                     Six Months Ended June 30, 1996
Revenues
  Insurance premiums and policy
   charges                                           $ 77,683    $    -    $ 77,683
  Net investment income                                78,110     3,889      81,999
  Other revenues                                        2,347       241       2,588
Total revenues excluding realized
 investment losses                                    158,140     4,130     162,270
Benefits and expenses
  Insurance benefits                                  108,364       120     108,484
  Expenses                                             19,110     2,126      21,236
  Amortization of deferred
   acquisition costs                                   10,754         -      10,754
Total benefits and expenses                           138,228     2,246     140,474
Pretax operating income from continuing operations   $ 19,912    $1,884    $ 21,796

                                                      Six Months Ended June 30, 1995
Revenues
  Insurance premiums and policy
   charges                                           $ 73,053    $    -    $ 73,053
  Net investment income                                79,295     5,249      84,544
  Other revenues                                        1,828      (147)      1,681
Total revenues excluding realized
 investment losses                                    154,176     5,102     159,278
Benefits and expenses
  Insurance benefits                                  107,304       145     107,449
  Expenses                                             17,021     3,177      20,198
  Amortization of deferred
   acquisition costs                                   11,397         -      11,397
Total benefits and expenses                           135,722     3,322     139,044
Pretax operating income from continuing operations   $ 18,454    $1,780    $ 20,234

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30,
1995

Insurance Premiums and Policy Charges. Insurance premiums and policy charges increased $4.6 million, or 6.3%, from $73.1 million in 1995 to $77.7 million in 1996. The improvement was primarily due to increased premiums from UPI and the education disability line of business, offset in part by a decline in the closed blocks of life insurance and annuities at WNIC.

Net Investment Income. Net investment income was $82.0 million in 1996, down 3.0% from the same period of 1995. The yield on the Company's investment portfolio (based on amortized cost) declined from 7.6% in 1995 to 7.4% in 1996 primarily due to lower market interest rates on new investments in 1995. The amortized cost of the portfolio at June 30, 1996, decreased approximately 1% from December 31, 1995.

Realized Investment Losses. Realized investment losses for the first six months of 1996 were $0.2 million ($0.4 million gain after taxes) compared to $0.6 million ($0.2 million after taxes) in 1995. In 1996, realized losses of $6.1 million on real estate and mortgage loans were mostly offset by gains of $5.9 million, primarily from other invested assets.

Insurance Benefits Paid or Provided. Insurance benefits paid or provided increased $1.0 million, or 1.0%, from $107.4 million in 1995 to $108.5 million in 1996. The increase was mainly due to increased benefits in the education disability line and at UPI, mostly offset by a decline in the WNIC closed blocks of life insurance and annuities.

Insurance and General Expenses. Insurance and general expenses were $21.2 million in 1996, up 5.1% or $1.0 million from 1995. The Company's expense ratio (expenses as a percentage of premiums and net investment income) increased from 12.8% in 1995 to 13.3% in 1996. The increase in the expense ratio was due primarily to higher operating expenses in the education disability line of business.

Amortization of Deferred Acquisition Costs. Amortization of deferred acquisition costs decreased $0.6 million, or 5.6%, from $11.4 million in 1995 to $10.8 million in 1996. The decrease was primarily due to an expected decline in amortized deferred acquisition costs on a portion of the closed blocks of life insurance and annuities at WNIC which were fully amortized in 1995. Partially offsetting this decline were increases at UPI and for the education disability business.

Income Taxes. Income taxes on operations were $7.8 million in 1996 compared to $7.1 million in 1995. The effective tax rate on operations was 35.7% in 1996, essentially the same as last year.

Discontinued Operations, Net of Income Taxes. The Company reported a loss of $25.1 million, net of income taxes, resulting from the disposal of its health insurance business. See discussion under "Health Business Disposal," above. In addition, the loss from discontinued health insurance operations was $0.9 million through May 31, 1996, the measurement date for the disposal of the health business, compared to income of $3.2 million in the first six months of 1995. The loss resulted primarily from adverse experience for the group life and health insurance and the individual health insurance, as compared to 1995.

Net Income (Loss). Net loss for 1996 was $11.5 million, compared to net income of $16.2 million in 1995. The decline resulted primarily from the loss on sale of the health business, net of income taxes and the 1996 loss from discontinued operations compared to income from discontinued operations in 1995, discussed above.

Comparison of Quarter Ended June 30, 1996 to June 30, 1995

The nature and reasons for any significant variations between quarters ended June 30, 1996 and June 30, 1995 are the same as those discussed above for the respective six-month periods, except where otherwise noted.

Investment Portfolio

At June 30, 1996, the Company had invested assets with a carrying value of $2.4 billion. Certain information about the Company's investment portfolio as of that date follows (dollars in millions):

                                                        Percent of Total
                                        Carrying Value   Carrying Value
Fixed maturity investments:
 United States government obligations     $   74.6              3.1%
 Obligations of states and
    political subdivisions                    76.8              3.2
 Public utilities                            147.7              6.1
 Industrial and miscellaneous              1,038.4             43.2
 Mortgage-backed securities                  604.6             25.2
 Other                                        24.6              1.0
Total fixed maturity investments           1,966.7             81.8

Mortgage loans on real estate                290.6             12.1
Real estate and joint ventures                23.0              1.0
Policy loans                                  56.4              2.3
Other long-term                               13.7              0.6
Short-term                                    53.0              2.2
Total invested assets                     $2,403.4            100.0%

Fixed Maturity Investments

The Company's fixed maturity investments are carried at fair value. Due to continuing rise of interest rates during 1996, the carrying value of the Company's fixed maturity investments compared to amortized cost decreased $111.7 million, resulting in an unrealized loss on fixed maturity investments of $4.3 million, compared to an unrealized gain of $107.4 million at December 31, 1995. The amortized cost of the Company's fixed maturity portfolio increased $17.7 million in 1996 to $2 billion at June 30, 1996.

The composition of the Company's fixed maturity portfolio at June
30, 1996, based on ratings follows (dollars in millions):

                                        Carrying Value
                                        as a Percent of
                                     ----------------------
                          Carrying      Fixed      Invested
                           Value     Maturities     Assets
AAA/Aaa                   $ 808.3       41.1%        33.6%
AA/Aa                       114.2        5.8          4.8
A                           606.6       30.8         25.1
BBB/Baa                     347.4       17.7         14.5
BB/Ba and lower              90.2        4.6          3.8
Total fixed maturities   $1,966.7      100.0%        81.8%

The Company's policy for rating fixed maturity investments is to use the rating determined by Standard & Poor's Company or Moody's Investor Service, Inc. for publicly-traded investments. For privately-traded securities, the ratings of Duff & Phelps Credit Rating Company and Fitch Investors Service, Inc. are also recognized in defining rated securities. If an investment has a split rating (i.e., different ratings from the rating services) the Company categorizes the investment under the lowest rating. For those investments that do not have a rating from these services, the Company categorizes those investments on ratings assigned by the National Association of Insurance Commissioners (NAIC), whose ratings are as follows: NAIC Class 1 is considered equivalent to a AAA/Aaa, AA/Aa, or A rating; NAIC Class 2, BBB/Baa; and NAIC Classes 3-6, BB/Ba and below. At June 30, 1996, $98.5 million or 5.0% of fixed maturity investments were rated with comparable NAIC ratings, the majority of which is $38.2 million of investments rated BBB and $35.4 million of investments rated BB and lower.

The Company's fixed maturity portfolio at June 30, 1996, includes
$604.6 million of mortgage-backed securities, detailed as follows
(dollars in millions):

                                                Carrying Value as a Percent of
                                                ------------------------------
                                                     Mortgage-
                                    Carrying          Backed      Invested
                                      Value         Securities     Assets
Agency CMOs
Planned amortization classes          $171.5           28.4%        7.1%
Target amortization classes              8.6            1.4         0.4
Sequential classes                       4.6            0.8         0.2
Support classes                          5.5            0.9         0.2
Accrual classes                          6.2            1.0         0.3
  Total agency CMOs                    196.4           32.5         8.2
Non-agency CMOs (1)
Planned amortization classes            13.9            2.3         0.5
Accrual classes                          1.4            0.2         0.1
Sequential classes                       8.8            1.5         0.4
  Total non-agency CMOs                 24.1            4.0         1.0
Total CMOs                             220.5           36.5         9.2
Non-agency mortgage-backed
  pass-through securities                2.4            0.4         0.1
Agency mortgage-backed
  pass-through securities              381.7           63.1        15.9
Total mortgage-backed securities      $604.6          100.0%       25.2%

(1) All of the Company's non-agency CMO investments were rated AAA at June 30, 1996. The credit risk associated with non-agency mortgage-backed securities is generally greater than that of agency mortgage-backed securities.

To mitigate prepayment risk, the Company primarily invests in collateralized mortgage obligation (CMO) classes that have, at time of investment, the most stable prepayment structure. Such CMO classes are termed "planned amortization class" (PAC) which comprised 84.1% of the Company's CMO portfolio at June 30, 1996. The next most stable class of CMOs is "target amortization class" (TAC) which comprised 3.9% of the Company's CMO portfolio at June 30, 1996. PACs and TACs are designed to protect against prepayment risk and may therefore have more predictable cash flows than pass-through mortgage-backed securities.

As market interest rates have declined over the past several years, prepayments on certain PAC and TAC investments have increased resulting in a loss of some prepayment protection. Approximately 63% of the Company's PAC and TAC investments at June 30, 1996, have lost some of this protection. However, the Company believes the yield earned on these issues continues to adequately compensate for the reduced prepayment protection.

Mortgage Loans

The Company had investments in mortgage loans of $290.6 million (net of allowances of $7.0 million) at June 30, 1996 compared to $317.2 million at December 31, 1995. Investments in mortgage loans declined primarily due to prepayments and amortization of the mortgage loan portfolio during the first half of 1996. Of the outstanding loans at June 30, 1996, loans with a carrying value of $3.6 million, or approximately 1.2%, were delinquent 60 days or more as to interest or principal, far better than the recent industry average.

Restructured loans, where modifications of the terms of the mortgage loan have occurred and which are considered current investments, had a carrying value of $14.0 million at June 30, 1996, a decrease of $1.0 million from December 31, 1995, resulting primarily from impairments recognized.

Impaired mortgage loans decreased $3.0 million during the second quarter to $7.1 million primarily due to a foreclosure.

The Company's mortgage loan portfolio at June 30, 1996, by geographic distribution, year of maturity, and property type follows (dollars in millions):

                 Geographic Distribution of
                      Mortgage Loans
California          $ 49.8      17.1%
Illinois              37.7      13.0
Indiana               30.9      10.6
Florida               30.6      10.5
Texas                 22.3       7.7
North Carolina        17.4       6.0
Virginia              14.5       5.0
Wisconsin             10.0       3.4
All other             77.4      26.7
  Total             $290.6     100.0%

                     Mortgage Loans by Year of Maturity
                    Scheduled
                    Principal        Balloon
                   Payments (1)      Payments      Total
1996                 $  5.2          $  19.1      $ 24.3
1997                   12.5             23.1        35.6
1998                   12.7              5.9        18.6
1999                   13.5              6.0        19.5
2000                   13.8              5.9        19.7
2001 and thereafter    85.1             87.8       172.9
  Total              $142.8           $147.8      $290.6

(1) Includes scheduled payments on balloon loans

                    Property Type
Retail            $179.5      61.8%
Office              29.6      10.2
Industrial          24.5       8.4
Medical             17.5       6.0
All other           39.5      13.6
  Total           $290.6     100.0%

The Company no longer makes new investments in mortgage loans except for purchase money loans and expansion of the Company's properties. The Company will retain its existing mortgage loans.

Real Estate and Other

During the second quarter, the Company withdrew its seed money investment in the WNIC Separate Account in conjunction with the Separate Account's conversion to a unit investment trust. The Company received proceeds of approximately $17 million, resulting in a realized gain of $4.9 million.

The Company's real estate and joint venture investments decreased $12.4 million during the second quarter. The decrease was due primarily to sales and an impairment write down taken on an investment property. A sale of the property is anticipated in early 1997. The Company recorded total realized losses on real estate for the quarter of $5.1 million.

Liquidity and Capital Resources

Liquidity. As a result of the sales of the health business, the Company expects that it will require cash totaling approximately $165 million through the end of 1997 to discharge certain policyholder benefit liabilities and to pay the expenses of its exit from the health insurance business. The cash will be generated primarily by the sale of fixed maturity investments. Cash to purchase the shares of the Company's common and preferred stock held by the terminated defined benefit pension plan will be generated by either short-term borrowings or sales of fixed maturity investments.

The fair value of the Company's investment portfolio, primarily fixed maturity investments, is affected by changing interest rates. When interest rates rise, the fair value of the Company's fixed maturity investments declines, while in periods of declining interest rates, the fair value of the Company's fixed maturity investments increases. The Company estimates that a one percentage point change in market interest rates would have an inverse effect on the fair value of its fixed maturity investments of approximately 5.5%.

The increase in market interest rates since year-end 1995 has resulted in a $94.0 million decrease in the carrying value of the Company's fixed maturity investments. Changes in unrealized gains or losses on fixed maturity investments (net of adjustments for deferred acquisition costs and deferred taxes) are reported directly in shareholders' equity and have no effect on net income. At June 30, 1996, the decrease to shareholders' equity for unrealized losses (net of amortization of deferred insurance costs and deferred income taxes) on fixed maturity investments was $0.9 million, compared to $49.1 million of unrealized gains at December 31, 1995.

In addition, rising interest rates could result in increased surrenders of life insurance policies and annuities (as current policy and contract holders seek higher returns elsewhere) causing the Company to sell fixed maturity investments below cost. In order to minimize the need to sell fixed maturity investments below cost, the Company seeks to maintain sufficient levels of cash and short-term investments. The Company held cash and short-term investments of $58.8 million at June 30, 1996. Management believes the balance of cash and short-term investments plus cash inflow from premium revenues, investment income, and investment maturities is more than sufficient to meet the operational requirements of the Company and its subsidiaries.

Cash Flows. During the first six months of 1996, the Company's operating activities generated cash of $24.0 million compared to $44.8 million in 1995. The decrease in cash provided by operations in the first six months of 1996 resulted primarily from increased health insurance benefits paid.

Cash used for financing activities increased from $29.7 million in the first six months of 1995 to $54.8 million in 1996, primarily due to annuity contract holder withdrawals exceeding deposits. In 1996, UPI's deposits exceeded withdrawals by $18.3 million, compared to $32.5 million in 1995. For the WNIC closed block, withdrawals exceeded deposits by $63.6 million in 1996, compared to $55.6 million in 1995.

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

In June 1996, the estate of a retired employee filed a lawsuit in the United States District Court for the Northern District of Illinois against WNC, WNC's wholly-owned subsidiary, WNIC, and the three individual trustees of the Washington National Insurance Company Home Office Group Insurance Plan (the "Plan"), and the Plan. The plaintiff purports to represent a class consisting of eligible retirees under the Plan who retired before January 1, 1992.

This complaint, brought under the Employee Retirement Income Security Act, centers around a January 1992 amendment to the Plan which resulted in a different coordination of benefits with Medicare. Also, at that time the retirees were first required to contribute a portion of their premium, whereas previously the Company paid 100% of retiree medical premium. Plaintiff seeks certification of the class, permanent no-cost retiree medical benefits, an accounting and repayment of premium contributions, attorney fees, costs and expenses, plus other appropriate equitable relief. Plaintiff utilizes several theories of recovery, namely, promissory estoppel, equitable estoppel, negligent misrepresentation, breach of fiduciary duty, and entitlement.

WNC, WNIC and the individual trustees believe that valid defenses exist and intend to contest vigorously the allegations made in the complaint.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a. The Registrant's Annual Meeting of Shareholders was held on June 6, 1996.

b. Not applicable.

c. Shareholders voted on four Class C nominees, each of whom was elected for a three-year term. The results of the voting were as follows:

                                     For          Withheld
      Ronald L. Bornhuetter      10,365,690        846,077
      Lee A. Ellis               10,987,814        223,953
      Frank L. Klapperich, Jr.   10,989,002        222,765
      Lee M. Mitchell            10,971,649        240,118

ITEM 5.  OTHER INFORMATION

Pursuant to SEC rules, the following discloses the information required to be disclosed on Form 8-K with respect to the disposal of the Company's health insurance business:

a. Description of Transaction. See Note B of Notes to Consolidated Financial Statements on page 6 of this Form 10-Q.

b. Pro Forma Financial Information. The following unaudited pro forma condensed financial statements are filed with this report:

     Pro Forma Condensed Consolidated Statements of Operations for the six months ended June 30, 1996 and for the year ended
     December 31, 1995.

     Pro Forma Condensed Consolidated Balance Sheet at June 30,
     1996.

   The unaudited pro forma condensed consolidated financial statements have been prepared by the Company based upon assumptions deemed proper. The unaudited pro forma condensed consolidated financial statements presented herein are shown for illustrative purposes only and are not necessarily indicative of the future financial position or future results of operations of the Company that would have actually occurred had the transaction been in effect as of the date or for the periods presented. In addition, it should be noted the Company's balance sheet will reflect the disposition from August, 1996, if the large group sale closes as expected.

   The unaudited pro forma condensed consolidated financial statements should be read in conjunction with the historical financial statements and related notes of the Company.

   Statement of Operations Information. The following condensed statements of operations show the pro forma results for the health insurance sale for the six months ended June 30, 1996 as if the sale had occurred on January 1, 1996 and for the year ended December 31, 1995 as if the sale had occurred on January 1, 1995:

   Washington National Corporation
   Pro Forma Condensed Statement of Operations
   For The Six Months Ended June 30, 1996
   (Unaudited)

                                                                Pro Forma        Pro Forma
(000's omitted)                                 Reported (1)   Adjustment(2)   Consolidation
   Revenues
     Insurance premiums and policy charges       $  77,683        $     -        $  77,683
     Net investment income                          81,999              -           81,999
     Other                                           2,346              -            2,346
   Total Revenues                                  162,028              -          162,028

   Benefits and Expenses
     Insurance benefits paid or provided           108,484              -          108,484
     Insurance and general expenses                 21,236            493           21,729
     Amortization of deferred acquisition costs     10,754              -           10,754
   Total Benefits and Expenses                     140,474            493          140,967

   Income from continuing operations before
     income taxes                                   21,554           (493)          21,061
   Income taxes                                      7,128           (173)           6,955

   Net Income From Continuing Operations         $  14,426        $  (320)       $  14,106

   Primary Earnings Per Share
     Income from continuing operations               $1.16                           $1.18
     Average shares and equivalents
       outstanding                                  12,241                          11,825

   Fully Diluted Earnings Per Share
     Income from continuing operations               $1.16                           $1.18
     Average shares and equivalents
       outstanding                                  12,241                          11,825

   (1) In connection with the Company's formal plan to sell its health insurance business, the Company classified its health insurance operations as discontinued operations.

   (2) To reflect interest expense and related tax benefit on borrowings to repurchase the Company's common and preferred stock from the terminated defined benefit plan.


   Washington National Corporation
   Pro Forma Condensed Statement of Operations
   For The Year Ended December 31, 1995
   (Unaudited)

                                                                Pro Forma        Pro  Forma
   (000's omitted)                             Reported (1)   Adjustments (2)   Consolidation
   Revenues
     Insurance premiums and policy charges       $145,407         $     -          $145,407
     Net investment income                        168,784               -           168,784
     Other                                          2,925               -             2,925
   Total Revenues                                 317,116               -           317,116

   Benefits and Expenses
     Insurance benefits paid or provided          214,276               -           214,276
     Insurance and general expenses                41,120             986            42,106
     Amortization of deferred acquisition costs    23,113               -            23,113
   Total Benefits and Expenses                    278,509             986           279,495

   Income from continuing operations before
     income taxes                                  38,607            (986)           37,621
   Income taxes                                    12,149            (345)           11,804

   Net Income From Continuing Operations         $ 26,458         $  (641)         $ 25,817

   Primary Earnings Per Share
     Income from continuing operations              $2.13                             $2.15
     Average shares and equivalents
       outstanding                                 12,250                            11,819

   Fully Diluted Earnings Per Share
     Income from continuing operations              $2.09                             $2.12
     Average shares and equivalents
       outstanding                                 12,639                            12,176

  (1) In connection with the Company's formal plan to sell its health insurance business, the Company classified its health insurance operations as discontinued operations. Accordingly, the amounts previously reported in the Company's 1995 Annual Report on Form 10-K have been reclassified as reported in this column.

  (2) To reflect interest expense and related tax benefit on borrowings to repurchase the Company's common and preferred stock from the terminated defined benefit plan.


   Balance Sheet Information. The following condensed balance sheet shows the pro forma effect of the sale of the Health insurance business as if the sale had occurred as of June 30, 1996:

   Washington National Corporation
   Pro Forma Condensed Balance Sheet
   As of June 30, 1996
   (Unaudited)

                                                                 Pro Forma         Pro Forma
   (000's omitted)                                 Reported     Adjustments      Consolidation
   ASSETS

   Investments
     Fixed maturities - available for sale        $1,966,715    $(164,590) (1)   $1,802,125
     Mortgage loans on real estate                   290,637            -           290,637
     Other                                           146,035       (2,711) (1)      143,324
   Total Investments                               2,403,387     (167,301)        2,236,086

   Other assets                                      495,616      (78,237) (1)      417,379

   Total Assets                                   $2,899,003    $(245,538)       $2,653,465

   LIABILITIES

   Policy liabilities                             $2,337,531    $(198,509) (1)   $2,139,022
   Short-term debt                                         -       11,600  (2)       11,600
   Other                                             187,731      (47,029) (1)      140,702

   Total Liabilities                               2,525,262     (233,938)        2,291,324

   SHAREHOLDERS' EQUITY

   Common stock                                      126,492            -           126,492
   Retained earnings                                 304,668            -           304,668
   Other                                             (57,419)     (11,600) (2)      (69,019)
   Total Shareholders' Equity                        373,741      (11,600)          362,141
   Total Liabilities and Shareholders' Equity     $2,899,003    $(245,538)       $2,653,465

   Notes:

   (1) Reflects the transfer of assets and liabilities to assuming companies and the payment of certain policy and expense liabilities by the Company.

   (2) Reflects repurchase of the Company's common and preferred stock from the terminated defined benefit plan and corresponding financing of the transaction.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

   Exhibit 10.1 - Form of Employment Security and Consulting
                  Agreement** dated June 14, 1996, between Registrant and each of the following Executive Officers of Registrant;
                  W. G. Brown, C. L. Fuhrmann, R. W. Patin, J. N. Plato,
                  T. Pontarelli and T. C. Scott.

   Exhibit 11 -   Computation of Per Share Earnings.

b. Reports on Form 8-K

   A Report on Form 8-K was filed on June 5, 1996 reporting, in Item 5, the execution of a definitive agreement for the sale by Washington National Insurance Company, a wholly owned subsidiary of Registrant, of its Health Division's individual and small group health insurance business to Pioneer Financial Services, Inc. of Schaumburg, Illinois.

   Information required to be reported on Form 8-K in Item 5 as a result of the sale of the health insurance business is included in this Form 10-Q in Part II, Item 5, Other Information.


**  Management contract or compensatory plans or arrangements.

                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              WASHINGTON NATIONAL CORPORATION




August 13, 1996               /s/ Joan K. Cohen
                              Joan K. Cohen
                              Vice President, Controller and Treasurer
                              (Duly Authorized Officer and Chief
                              Accounting Officer)

                            EXHIBIT INDEX



                                                                         PAGE

   Exhibit 10.1 - Form of Employment Security and Consulting Agreement    27

   Exhibit 11 -   Computation of Per Share Earnings.                      40