Form 10-Q
period 1996-09-30
WASHINGTON NATIONAL CORP
filed 1996-11-13
CIK 104867

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 1996.

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

Number of shares of Common Stock, $5 par value outstanding as of October 31, 1996 was 12,311,699.

                              CONTENTS



Part I.  Financial Information                                         Page

 Item 1.  Financial Statements
  Consolidated Balance Sheet - September 30, 1996
     and December 31, 1995                                               3
  Consolidated Statement of Operations - Nine and Three Months
     Ended September 30, 1996 and 1995                                   4
  Consolidated Condensed Statement of Cash Flows -
     Nine Months Ended September 30, 1996 and 1995                       5
  Notes to Consolidated Financial Statements - September 30, 1996        6

 Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                          9

Part II.  Other Information

 Item 1.       Legal Proceedings                                        19
 Item 6.       Exhibits and Reports on Form 8-K                         20

Signature                                                               21

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

WASHINGTON NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEET
(000s Omitted)
                                                                 September 30,
                                                                     1996           December 31,
                                                                  (Unaudited)           1995
ASSETS

Investments
  Fixed maturities - available for sale at fair value
      (cost: $1,964,784; $1,953,314)                               $1,965,750        $2,060,710
  Mortgage loans on real estate                                       271,236           317,249
  Real estate and joint ventures                                       23,060            34,080
  Policy loans                                                         56,404            56,279
  Other long-term                                                      13,305            27,744
  Short-term                                                           49,414            48,594
Total Investments                                                   2,379,169         2,544,656

Cash                                                                    2,402             8,331
Deferred acquisition costs                                            248,313           235,499
Reinsurance recoverables and prepaid premiums                          99,591            49,502
Accrued investment income                                              33,179            32,652
Insurance premiums in course of collection                             16,566            14,718
Property and equipment                                                 13,866            18,259
Goodwill                                                               17,856            18,385
Separate Account                                                       38,350            51,005
Other                                                                  19,869            39,891
Total Assets                                                       $2,869,161        $3,012,898

LIABILITIES

Policy liabilities                                                 $2,303,386        $2,363,329
General expenses and other liabilities                                141,192           125,194
Mortgage payable                                                        1,029             1,309
Short-term notes payable                                                    -             3,100
Income taxes (current: $1,492; $944)                                    1,866            31,042
Separate Account                                                       38,350            51,005
Total Liabilities                                                   2,485,823         2,574,979

SHAREHOLDERS' EQUITY

Convertible preferred stock                                               714               718
Common stock                                                          127,558           125,953
Retained earnings                                                     311,202           319,447
Net unrealized investment gains                                         1,861            49,798
Cost of common treasury stock                                         (57,997)          (57,997)
Total Shareholders' Equity                                            383,338           437,919
Total Liabilities and Shareholders' Equity                         $2,869,161        $3,012,898

See notes to consolidated financial statements

                                                                                    Page 3 of 24




WASHINGTON NATIONAL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(000s Omitted, Except Per Share Data)
                                                                    Nine Months Ended              Three Months Ended
                                                                      September 30,                   September 30,
                                                                     1996       1995                 1996       1995
Revenues
  Insurance premiums and policy charges                             $116,810   $108,262             $39,127    $35,209
  Net investment income                                              123,897    126,564              41,898     42,020
  Realized investment gains (losses)                                     528       (914)                770       (308)
  Other                                                                3,769      2,699               1,181      1,018
Total Revenues                                                       245,004    236,611              82,976     77,939

Benefits and Expenses
  Insurance benefits paid or provided                                161,418    162,336              52,934     54,887
  Insurance and general expenses                                      31,434     28,922              10,198      8,724
  Amortization of deferred acquisition costs                          15,859     16,539               5,105      5,142
Total Benefits and Expenses                                          208,711    207,797              68,237     68,753

Income from continuing operations before income taxes                 36,293     28,814              14,739      9,186
Income taxes on continuing operations                                 11,873      9,124               4,745      2,435
Income from Continuing Operations                                     24,420     19,690               9,994      6,751

Discontinued Operations
  Income (loss) from discontinued operations - net of tax               (919)     4,884                 (60)     1,636
  Loss on disposal - net of tax                                      (25,080)         -                   -          -
Income (loss) from discontinued operations                           (25,999)     4,884                 (60)     1,636
Net Income (Loss)                                                    ($1,579)   $24,574              $9,934     $8,387

Primary Earnings Per Share
  Income from continuing operations                                    $1.97      $1.58               $0.80      $0.54
  Income (loss) from discontinued
    operations - net of tax                                            (2.12)      0.40               (0.01)      0.13
Net Income (Loss) Per Share                                           ($0.15)     $1.98               $0.79      $0.67

Average Shares and Equivalents Outstanding                            12,250     12,258              12,446     12,296

Fully Diluted Earnings Per Share
  Income from continuing operations                                    $1.97      $1.56               $0.78      $0.54
  Income (loss) from discontinued
    operations - net of tax                                            (2.12)      0.39                   -       0.13
Net Income (Loss) Per Share                                           ($0.15)     $1.95               $0.78      $0.67

Average Shares and Equivalents Outstanding                            12,250     12,585              12,743     12,597

Dividends Paid Per Common Share                                        $0.81      $0.81               $0.27      $0.27

See notes to consolidated financial statements

                                                                                                           Page 4 of 24





WASHINGTON NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (Unaudited)
(000s Omitted)
                                                                        Nine Months Ended
                                                                          September 30,
                                                                         1996        1995

Net Cash Provided by Operating Activities                               $21,861     $57,830

Investing Activities
  Proceeds from sales
    Fixed maturities - available for sale                               103,242     189,366
    Mortgage loans, real estate and other                                27,544       6,361
  Proceeds from maturities, redemptions and distributions
    Fixed maturities - available for sale                                87,260      67,464
    Fixed maturities - held to maturity                                       -      11,751
    Mortgage loans and other                                             53,027      29,806
  Cost of purchases
    Fixed maturities - available for sale                              (203,330)   (333,964)
    Mortgage loans, real estate and other                                (7,498)     (4,742)
  Increase in policy loans                                                 (125)     (1,354)
  Purchases of property and equipment                                      (455)       (440)
  Net payments on sale of discontinued operations                       (10,496)          -
  Net change in short-term investments                                     (820)     16,597
    Net Cash Provided (Used) by Investing Activities                     48,349     (19,155)

Financing Activities
  Policyholder account deposits                                         111,305     118,187
  Policyholder account withdrawals                                     (175,452)   (148,949)
  Dividends to shareholders                                             (10,190)    (10,143)
  Change in short-term notes payable                                     (3,100)          -
  Proceeds from sale of common stock                                      1,578         603
  Repayment of long-term borrowings                                        (280)       (462)
    Net Cash Used by Financing Activities                               (76,139)    (40,764)

      Decrease in Cash                                                   (5,929)     (2,089)

Cash at Beginning of Period                                               8,331       7,272
    Cash at End of Period                                                $2,402      $5,183


See notes to consolidated financial statements



                   WASHINGTON NATIONAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)

                         September 30, 1996

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

B. Discontinued Operations

   In May, 1996, the Company's Board of Directors approved a plan to dispose of the Company's health insurance business. The sale of the individual and small group health insurance business to Pioneer Life Insurance Company (PLIC) closed on August 2, 1996 and provided that PLIC would purchase the Company's individual and small group health business, through a reinsurance transaction, for a purchase price of $19.0 million. The sale of the remaining health insurance business - the large group business - to Trustmark Insurance Company (Mutual) closed on October 30, 1996, through a reinsurance transaction, that provides that the Company will receive future consideration based on persistency.

   The transactions have resulted in the Company recording an estimated net loss of $25.1 million, net of a tax credit of $13.5 million, in the second quarter. The loss consists principally of the future operating losses of this business from the measurement date for which the Company remains responsible, employee severance costs, the cost to terminate one of the Company's defined benefit pension plans, related net asset write-offs and other related disposal costs net of the anticipated proceeds. The loss is an estimate due to the nature of the transactions and may change in future periods.

   The operating results of the sold business have been reported in the statement of operations as discontinued operations for 1996. The September 30, 1995 statement of operations has been restated to reflect the sale of the health insurance business as discontinued operations. At September 30, 1996, the business had remaining assets of approximately $240 million consisting primarily of invested assets and approximately $240 million of liabilities which consisted primarily of policyholder liabilities.

   Revenues and income from operations on the discontinued business consist of the following, in millions:

                                           Nine Months Ended September 30,
                                                1996             1995
        Revenues                               $223.2           $281.2
        Income (loss) from operations,
             (net of taxes: $(1.1); $2.2)*       (4.7)             4.9

   * The September 30, 1996 loss from operations includes $3.6 million (net of taxes of $1.9 million) for the period June through September 1996 that was reported as part of the loss on disposal.

                   WASHINGTON NATIONAL CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (UNAUDITED)

                         September 30, 1996

   In connection with the Company's plan of disposal, Washington National Insurance Company's (WNIC's) defined benefit pension plan (the Plan) was terminated on October 1, 1996. The termination resulted in the Company recognizing additional pension expense of approximately $6.9 million. This amount was included as part of the loss on the disposal recorded in the second quarter and includes $4.1 million of a previously unrealized loss that had been recorded as a reduction of shareholders' equity. In addition, the termination of the Plan will result in the Company purchasing 416,000 and 17,100 shares of the Company's common and preferred stock, respectively, held by the Plan. These purchases are expected to take place in late 1996 or early 1997 and are expected to be financed using short-term borrowings or by sales of fixed maturity investments.

C. Reinsurance

   The effect of reinsurance on insurance premiums and policy charges reported in continuing operations for the nine month period ended September 30 follows:

        (000s omitted)                         1996        1995
        Direct premiums and policy charges   $158,337    $148,942
        Premiums ceded                        (41,527)    (40,680)
        Net premiums and policy charges      $116,810    $108,262

   Reinsurance benefits ceded reported were $43.3 million and $15.4 million at September 30, 1996 and 1995, respectively.

   As a result of past divestitures, the Company reinsures 100% of certain health insurance, life insurance, and annuity business with unaffiliated companies. At September 30, 1996, 51% of WNC's total reinsurance recoverables were due from Pioneer Life Insurance Company and 26% were due from Combined Insurance Company of America. In addition, 9% were due from UNUM Life Insurance Company in the normal course of business.

D. Financial Guarantees

   The Company has entered into certain financial guarantees. A financial guarantee is a conditional commitment to guarantee the payment of an obligation by an unrelated entity to a third party and has off-balance sheet credit risk. The exposure to credit risk is represented by the amount the Company would be required to pay under certain circumstances.

   At both September 30, 1996 and December 31, 1995, the Company had three financial guarantees totaling $13.7 million, as well as a construction completion guarantee. The Company feels it has adequate reserves for related potential losses.

                   WASHINGTON NATIONAL CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (UNAUDITED)

                         September 30, 1996


E. Net Unrealized Gains on Investments

   The components of net unrealized gains on investments are as follows:

                                                  September 30,     December 31,
        (000s omitted)                                1996             1995
        Unrealized gains on investments              $2,587           $108,533
        Adjustment to deferred acquisition costs          -            (37,700)
        Deferred income tax                            (726)           (21,035)
        Net unrealized gains on investments          $1,861           $ 49,798

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following updates, and should be read in conjunction with, the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's 1995 Annual Report, copies of which may be obtained by contacting: Craig Simundza, Vice President, Financial Reporting Department, Washington National Corporation, 300 Tower Parkway, Lincolnshire, Illinois 60069 (telephone (847) 793-3053).

Analysis of Net Income (Loss)
                                                Three Months Ended     Nine Months Ended
                                                   September 30,         September 30,
(000s omitted)                                     1996     1995         1996     1995
Pretax operating income from
continuing operations (a)
 Insurance operations                             $12,144   $8,406      $32,056   $26,859
 Corporate and other                                1,825    1,088        3,709     2,869
Total pretax operating income from
 continuing operations                             13,969    9,494       35,765    29,728
Income taxes on continuing operations               4,717    3,410       12,505    10,552
Net operating income from continuing operations     9,252    6,084       23,260    19,176
Net realized investment gains (b)                     742      667        1,160       514
Discontinued operations, net of taxes (c)             (60)   1,636      (25,999)    4,884
Net income (loss)                                 $ 9,934   $8,387      $(1,579)  $24,574


(a) Pretax income before realized investment gains and income or loss from discontinued operations.
(b) 1996 and 1995 include (taxes) benefits of $(28) and $975, for the three months ended September 30 and $632 and $1,428, for the nine months ended September 30, respectively.
(c) Nine months ended September 30, 1996, includes the loss on sale of health insurance business.

Continuing Operations and Corporate Strategy

In the second quarter of 1996, the Company announced its intent to sell its individual health insurance and group life and health insurance business (see "Health Business Disposal," below). Management believes that the health business sales will create greater operating focus. The Company now focuses on its universal life insurance and annuities line of business, written by United Presidential Life Insurance Company (UPI), and specialty health insurance for educators, written by WNIC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Consolidated Results of Continuing Operations

Components of Pretax Operating Income From Continuing Operations

(000s omitted)                                 Three months ended September 30, 1996     Three months ended September 30, 1995
                                                  Insurance   Corporate                     Insurance    Corporate
                                                  Operations  and Other    Total            Operations   and Other    Total
Revenues
  Insurance premiums and policy
   charges                                           $39,127   $     -    $39,127             $35,209     $     -    $35,209
  Net investment income                               39,371     2,527     41,898              40,516       1,504     42,020
  Other revenues                                         900       281      1,181               1,069         (51)     1,018
Total revenues excluding realized
 investment gains                                     79,398     2,808     82,206              76,794       1,453     78,247
Benefits and expenses
  Insurance benefits                                  52,874        60     52,934              54,812          75     54,887
  Expenses                                             9,275       923     10,198               8,434         290      8,724
  Amortization of deferred
   acquisition costs                                   5,105         -      5,105               5,142           -      5,142
Total benefits and expenses                           67,254       983     68,237              68,388         365     68,753
Pretax operating income from continuing operations   $12,144   $ 1,825    $13,969             $ 8,406     $ 1,088    $ 9,494



(000s omitted)                                 Nine months ended September 30, 1996      Nine months ended September 30, 1995
                                                  Insurance   Corporate                     Insurance    Corporate
                                                  Operations  and Other    Total            Operations   and Other    Total
Revenues
  Insurance premiums and policy
   charges                                          $116,810   $     -    $116,810            $108,262    $     -    $108,262
  Net investment income                              117,481     6,416     123,897             119,811      6,753     126,564
  Other revenues                                       3,247       522       3,769               2,897       (198)      2,699
Total revenues excluding realized
 investment gains                                    237,538     6,938     244,476             230,970      6,555     237,525
Benefits and expenses
  Insurance benefits                                 161,238       180     161,418             162,116        220     162,336
  Expenses                                            28,385     3,049      31,434              25,456      3,466      28,922
  Amortization of deferred
   acquisition costs                                  15,859         -      15,859              16,539          -      16,539
Total benefits and expenses                          205,482     3,229     208,711             204,111      3,686     207,797
Pretax operating income from continuing operations  $ 32,056   $ 3,709    $ 35,765            $ 26,859    $ 2,869    $ 29,728

                                                                                                                Page 10 of 24


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Nine months ended September 30, 1996 Compared to Nine months ended September 30, 1995

Insurance Premiums and Policy Charges. Insurance premiums and policy charges increased $8.5 million, or 7.9%, from $108.3 million in 1995 to $116.8 million in 1996. The improvement was primarily due to increased premiums from the education disability line of business and universal life insurance at UPI.

Net Investment Income. Net investment income was $123.9 million in 1996, down 2.1% from the same period of 1995. The yield on the Company's investment portfolio (based on amortized cost) declined from 7.0% in 1995 to 6.9% in 1996. The decline was primarily due to lower market interest rates on new investments. The amortized cost of the portfolio at September 30, 1996, decreased approximately 2.4% from December 31, 1995, due in part to a nine percent decline in account balances in the WNIC closed annuity block, offset in part by a 4.1% increase in assets at UPI. Due to the nature of the closed block which has no new sales, the Company expects the decline in account balances in this portion of the business to continue. See interest rate spread discussion in "Insurance Benefits Paid or Provided," below.

Realized Investment Losses. Realized investment gains for the first nine months of 1996 were $0.5 million ($1.2 million after taxes) compared to a loss of $0.9 million ($0.5 million gain after taxes) in 1995. In 1996, realized gains on other invested assets and equity securities were mostly offset by real estate write-downs.

Insurance Benefits Paid or Provided. Insurance benefits paid or provided decreased $0.9 million, or 0.6%, from $162.3 million in 1995 to $161.4 million in 1996. The decline was mainly due to a decrease in the WNIC closed blocks of life insurance and annuities partially offset by increased benefits in the education disability line and at UPI. The decrease in the closed block was a result of the previously mentioned decline in account balances, along with lower credited rates beginning in the third quarter of 1995. The Company currently anticipates that credited rates will remain the same in 1997 as in 1996. Benefits for life insurance and annuities were increased by $1.2 million in both the third quarter and nine months of 1996 as a result of the annual review of benefits assumptions for this business. This increase was offset by a related decrease in amortization of deferred acquisition costs, described below.

During the third quarter, the education disability line had an unusually high level of claim recoveries on long-term disability claims, where the level of claims tends to fluctuate from period to period, which positively affected earnings.

Insurance and General Expenses. Insurance and general expenses were $31.4 million in 1996, up 8.7% or $2.5 million from 1995, due primarily to higher operating expenses in the education disability line of business. As a result of the Company's strategy for its education business, certain start-up costs to develop products and relationships with other companies, estimated to be approximately $2 million, will be incurred in 1997. First-year revenues from these new products and relationships will only partially offset these expenses.

Amortization of Deferred Acquisition Costs. Amortization of deferred acquisition costs decreased $0.7 million, or 4.1%, from $16.5 million in 1995 to $15.9 million in 1996. The decrease was primarily due to a decline of $1.9 million in amortized deferred acquisition costs on a portion of the closed blocks of life insurance and annuities at WNIC because such costs were fully amortized in 1995. During the third quarter, the Company performed its annual review of amortization assumptions for its life insurance and annuity business which resulted in a decrease of $1.3 million in amortization expense for both the third quarter and nine months of 1996. Partially offsetting these declines were increases at UPI and for the education disability business due mainly to business growth.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Income Taxes. Income taxes on continuing operations were $12.5 million in 1996 compared to $10.6 million in 1995. The effective tax rate on operations was 35.0% in 1996, essentially the same as last year.

Net Income from Continuing Operations. Income from continuing operations for the first nine months of 1996 was $24.4 million, compared to $19.7 million for the same period of 1995. The increase was primarily due to improved pretax income from insurance operations, mainly due to improved interest rate spreads, the decline of amortized deferred insurance costs, and an increase in policy charges on the Company's life insurance and annuity business.

Discontinued Operations, Net of Income Taxes. The Company reported a loss of $25.1 million, net of income taxes, resulting from the disposal of its health insurance business in the second quarter of 1996. See discussion under "Health Business Disposal," below. In addition, the operating loss from the discontinued health insurance business was $0.9 million through May 31, 1996, the measurement date for the disposal of the health business, compared to income of $4.9 million in the first three quarters of 1995. The 1996 loss resulted primarily from adverse experience as compared to 1995.

Net Income (Loss). Net loss through the third quarter of 1996 was $1.6 million, compared to net income of $24.6 million in the 1995 comparable period. The decline resulted primarily from the loss on sale of the health business and the 1996 loss from discontinued operations, compared to income from discontinued operations in 1995, partially offset by improvements in the Company's life insurance and annuity business.

For the third quarter, net income in 1996 was $9.9 million, compared to $8.4 million in 1995. The increase was due to improved pretax operating income from insurance operations as described above.

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

The nature and reasons for any significant variations between quarters ended September 30, 1996 and September 30, 1995 are the same as those discussed above for the respective nine-month periods, except where otherwise noted.

Health Business Disposal

On June 4, 1996, the Company announced an agreement to sell its individual health insurance and small group life and health insurance businesses. The sale closed August 2, 1996 and occurred through a reinsurance transaction for cash proceeds of $19.0 million. On July 8, 1996, the Company announced an agreement to sell its large group life and health insurance business. This transaction, which closed on October 30, 1996, also occurred through reinsurance and provides that the Company will receive future consideration based on the persistency of the business.

As a result of the sales of the health business, regulatory capital of approximately $50 million, which previously was required to support the health business, will become available to the Company for other uses. The Company expects to utilize a portion of this capital to repurchase 416,000 shares of its common stock and 17,100 shares of its preferred stock currently held by one of its defined benefit pension plans. The Company is considering several possible uses for the remainder of the available capital, including additional share repurchases or investment in the Company's remaining businesses.

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

As a result of the sales, the first nine months of 1996 includes an after-tax loss of $25.1 million, which was recorded in the 1996 second quarter. The loss arose from proceeds being more than offset by employee-related costs and other expenses of approximately $44.0 million (including $11.4 million for the Company's share of individual and group health insurance risks retained), net asset write-offs of approximately $15.1 million (including deferred acquisition costs and excess claims reserves), and a tax credit of approximately $13.5 million. Due to the nature of the sales transactions, the loss calculation involves a number of estimates that may change in future periods.

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

The operating results of the individual health and large and small group life and health business are reported as discontinued operations. Consolidated statements of operations for previous periods have been restated. The restatement did not affect net income or net income per share. As permitted by accounting rules, assets and liabilities related to the health businesses have not been shown separately from those of the continuing operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Investment Portfolio

At September 30, 1996, the Company had invested assets with a carrying value of $2.4 billion compared to $2.5 billion at December 31, 1995. Certain information about the Company's investment portfolio follows (dollars in millions):

                                            September 30, 1996      December 31, 1995
                                                         % of                   % of
                                            Carrying   Carrying    Carrying   Carrying
                                              Value      Value       Value      Value
Fixed maturity investments:
 United States government obligations       $   75.4      3.2%     $   80.5      3.2%
 Obligations of states and
    political subdivisions                      76.2      3.2          82.4      3.2
 Public utilities                              147.9      6.2         155.1      6.1
 Industrial and miscellaneous                1,044.2     43.9       1,058.0     41.6
 Mortgage-backed securities                    597.6     25.1         653.0     25.7
 Other                                          24.5      1.0          31.7      1.2
Total fixed maturity investments             1,965.8     82.6       2,060.7     81.0

Mortgage loans on real estate                  271.2     11.3         317.2     12.5
Real estate and joint ventures                  23.1      1.0          34.1      1.3
Policy loans                                    56.4      2.4          56.3      2.2
Other long-term                                 13.3      0.6          27.8      1.1
Short-term                                      49.4      2.1          48.6      1.9
Total invested assets                       $2,379.2    100.0%     $2,544.7    100.0%


Fixed Maturity Investments

The Company's fixed maturity investments are carried at fair value. Due to rising interest rates during 1996, the carrying value of the Company's fixed maturity investments compared to amortized cost decreased $106.4 million, resulting in an unrealized gain on fixed maturity investments of $1.0 million, compared to $107.4 million at December 31, 1995. The amortized cost of the Company's fixed maturity portfolio increased $11.5 million in the first three quarters of 1996 to $2.0 billion at September 30, 1996, primarily due to the reinvestment of proceeds from the disposal of other assets.

The composition of the Company's fixed maturity portfolio at September 30, 1996, based on ratings follows (dollars in millions):

                                             Carrying Value
                                             as a Percent of
                           Carrying         Fixed       Invested
                             Value        Maturities     Assets
AAA/Aaa                    $  801.8          40.8%        33.7%
AA/Aa                         113.6           5.8          4.8
A                             605.2          30.8         25.4
BBB/Baa                       361.4          18.3         15.2
BB/Ba and lower                83.8           4.3          3.5
Total fixed maturities     $1,965.8         100.0%        82.6%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


The Company's policy for rating fixed maturity investments is to use the rating determined by Standard & Poor's Company or Moody's Investor Service, Inc. for publicly-traded investments. For privately-traded securities, the ratings of Duff & Phelps Credit Rating Company and Fitch Investors Service, Inc. are also recognized in defining rated securities. If an investment has a split rating (i.e., different ratings from the rating services) the Company categorizes the investment under the lowest rating. For those investments that do not have a rating from these services, the Company categorizes those investments on ratings assigned by the National Association of Insurance Commissioners (NAIC), whose ratings are as follows: NAIC Class 1 is considered equivalent to a AAA/Aaa, AA/Aa, or A rating; NAIC Class 2, BBB/Baa; and NAIC Classes 3-6, BB/Ba and below. At September 30, 1996, $95.7 million or 4.9% of fixed maturity investments were rated with comparable NAIC ratings, the majority of which is $38.7 million of investments rated BBB and $32.9 million of investments rated BB and lower.

The Company's fixed maturity portfolio at September 30, 1996, includes $597.6 million of mortgage-backed securities, detailed as follows (dollars in millions):

                                             Carrying Value as a Percent of
                                                Mortgage-
                                  Carrying        Backed        Invested
                                    Value       Securities       Assets
Agency CMOs
Planned amortization classes        $163.5         27.3%           6.9%
Target amortization classes            7.5          1.3            0.3
Sequential classes                     4.2          0.7            0.2
Support classes                        5.5          0.9            0.2
Accrual classes                        5.8          1.0            0.2
  Total agency CMOs                  186.5         31.2            7.8
Non-agency CMOs (1)
Planned amortization classes          13.9          2.3            0.5
Accrual classes                        1.4          0.2            0.1
Sequential classes                     8.7          1.5            0.4
  Total non-agency CMOs               24.0          4.0            1.0
Total CMOs                           210.5         35.2            8.8
Non-agency mortgage-backed
  pass-through securities              2.1          0.4            0.1
Agency mortgage-backed
  pass-through securities            385.0         64.4           16.2
Total mortgage-backed securities    $597.6       100.0%           25.1%


(1) All of the Company's non-agency CMO investments were rated AAA at September 30, 1996. The credit risk associated with non-agency mortgage-backed securities is generally greater than that of agency mortgage-backed securities.

To mitigate prepayment risk, the Company primarily invests in collateralized mortgage obligation (CMO) classes that have, at time of investment, the most stable prepayment structure. Such CMO classes are termed "planned amortization class" (PAC) which comprised 84.3% of the Company's CMO portfolio at September 30, 1996. The next most stable class of CMOs is "target amortization class" (TAC) which comprised 3.6% of the Company's CMO portfolio at September 30, 1996. PACs and TACs are designed to protect against prepayment risk and may therefore have more predictable cash flows than pass-through mortgage-backed securities.

As market interest rates have declined over the past several years, prepayments on certain PAC and TAC investments have increased resulting in a loss of some prepayment protection. Approximately 61.8% of the Company's PAC and TAC investments at September 30, 1996, have lost some of this protection. However, the Company believes the yield earned on these issues continues to adequately compensate for the reduced prepayment protection.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Mortgage Loans

The Company had investments in mortgage loans of $271.2 million (net of allowances of $6.7 million) at September 30, 1996 compared to $317.2 million at December 31, 1995. Investments in mortgage loans declined primarily due to prepayments and amortization of the mortgage loan portfolio during the first three quarters of 1996. Of the outstanding loans at September 30, 1996, loans with a carrying value of $4.0 million, or approximately 1.5%, were delinquent 60 days or more as to interest or principal, far better than the recent industry average.

Impaired loans, where the Company has determined that it is unlikely that loan terms will be met, had a carrying value of $9.4 million at September 30, 1996, a decrease of $1.0 million from December 31,
1995.

The Company's mortgage loan portfolio at September 30, 1996, by geographic distribution, year of maturity, and property type follows (dollars in millions):

                 Geographic Distribution of
                       Mortgage Loans
California           $ 43.2      15.9%
Illinois               34.1      12.6
Indiana                30.6      11.3
Florida                30.3      11.2
Texas                  22.1       8.1
North Carolina         17.3       6.4
Virginia               14.1       5.2
All other              79.5      29.3
  Total              $271.2     100.0%


                   Mortgage Loans by Year of Maturity
                    Scheduled
                    Principal      Balloon
                   Payments (1)    Payments      Total
1996                  $  2.2       $  13.2      $ 15.4
1997                    12.0          21.3        33.3
1998                    12.2           6.8        19.0
1999                    12.9           4.3        17.2
2000                    13.4           5.9        19.3
2001 and thereafter     83.4          83.6       167.0
  Total               $136.1        $135.1      $271.2

(1) Includes scheduled payments on balloon loans


The Company believes that approximately 30% of the mortgage loan portfolio maturing in the remainder of 1996 and 1997 may be refinanced by the Company.

                    Property Type
Retail            $167.0      61.6%
Office              27.9      10.3
Industrial          22.9       8.4
Medical             17.3       6.4
All other           36.1      13.3
  Total           $271.2     100.0%


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

Changes in unrealized gains or losses on fixed maturity investments (net of adjustments for deferred acquisition costs and deferred taxes) are reported directly in shareholders' equity and have no effect on net income. At September 30, 1996, the increase to shareholders' equity for unrealized gains (net of amortization of deferred insurance costs and deferred income taxes) on fixed maturity investments was $0.8 million, compared to $49.1 million at December 31, 1995.

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

The Company held cash and short-term investments of $51.8 million at September 30, 1996. Management believes the balance of cash and short-term investments plus cash inflow from premium revenues, investment income, and investment maturities is more than sufficient to meet the operational requirements of the Company and its subsidiaries, other than the cash needed as a result of the health sale and cash to repurchase certain shares of the Company's stock. As a result of the sales of the health business, the Company expects that it will require cash totaling approximately $126 million through the end of 1997 to discharge the remaining policyholder benefit liabilities and expenses of its exit from the health insurance business. The cash will be generated primarily by the sale of fixed maturity investments. Cash to purchase the shares of the Company's common and preferred stock held by the terminated defined benefit pension plan will be generated by either short-term borrowings or sales of fixed maturity investments.

Cash Flows. During the first three quarters of 1996, the Company's operating activities generated cash of $21.9 million compared to $57.8 million in 1995. The decrease in cash provided by operations in the first three quarters of 1996 resulted in part from increased education benefits paid and a decrease in investment income received.

Cash provided by investing activities was $48.3 million in the first three quarters of 1996 compared to cash used by investing activities of $19.1 million in the same period of 1995. The increase in cash provided in 1996 was due to sales of real estate and other investments, mortgage loan maturities, and fewer purchases of fixed maturity investments.

Cash used for financing activities increased from $40.8 million in the first three quarters of 1995 to $76.1 million in the same period of 1996, primarily due to annuity contract holder withdrawals exceeding deposits. In 1996, UPI's deposits exceeded withdrawals by $33.3 million, compared to $47.3 million in 1995. For the WNIC closed block, withdrawals exceeded deposits by $97.5 million in 1996, compared to $78.1 million in 1995.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

   Exhibit 10.1 - Form of Amendment to Employment Agreements** between Registrant and each of the following Executive Officers of Registrant: R. W. Patin, T. Pontarelli and T. C. Scott (original Employment Agreement filed as an exhibit to the Form 10-K for the year ended December 31, 1991); K. A. Grubb and J. N. Plato (original Employment Agreement filed as an exhibit to the Form 10-K for the year ended December 31, 1992); and W. G. Brown (original Employment Agreement filed as an exhibit to the Form 10-Q for the period ended June 30, 1993).

   Exhibit 11 -   Computation of Per Share Earnings.

b. Reports on Form 8-K

   No reports on Form 8-K have been filed during the quarter ended September 30, 1996.


   **  Management contract or compensatory plans or arrangements.

                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              WASHINGTON NATIONAL CORPORATION




November 13, 1996             /s/ Joan K. Cohen
                              Joan K. Cohen
                              Vice President, Controller and Treasurer
                              (Duly Authorized Officer and Chief
                              Accounting Officer)

                            EXHIBIT INDEX



                                                                 PAGE

   Exhibit 10.1 - Form of Amendment to Employment Agreements.     23

   Exhibit 11 -   Computation of Per Share Earnings.              24