Form 10-K405
period 1996-12-31
WASHINGTON NATIONAL CORP
filed 1997-03-26
CIK 104867

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-K

            ANNUAL REPORT FILED PURSUANT TO SECTION 13 OF
                 THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996Commission file number 1-7369

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

State the aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 1997.

               Common Stock, $5 par value-$353,470,395
        Convertible Preferred Stock, $5 par value-$7,619,684

Note: This calculation is made solely for the purpose of complying with the requirements of this filing. Neither the registrant nor any affiliates are bound by this calculation for any other purpose.

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of the latest practicable date.

                Common Stock $5 par value-12,402,470
(excluding 3,383,473 shares held in the Treasury) as of February 28, 1997

                             PART I

Item 1.  Business

General Development of Business

Washington National Corporation (WNC) was incorporated as a general business corporation under the Delaware General Corporation Law on February 26, 1968, for the initial purpose of becoming the parent company and sole shareholder of Washington National Insurance Company (WNIC), an Illinois insurance corporation dating to 1911. WNC was organized in order to permit diversification into the broader field of financial services and is admitted to do business in Delaware, Indiana, and Illinois. Its executive offices are located at 300 Tower Parkway, Lincolnshire, Illinois 60069-3665.

The primary operating companies of WNC are WNIC and United
Presidential Life Insurance Company (UPI). At December 31, 1996,
WNC and its affiliates had 454 full-time employees.

Late in 1994, the Company began a broad review of its corporate strategy. During its review, the Company considered a number of alternatives to increase the value of the Company for shareholders. In June 1996, the Company announced an agreement to sell its individual and small group health insurance business to Pioneer Life Insurance Company and its intent to sell its large group life and health insurance business. In July 1996, the Company announced an agreement to sell its large group life and health insurance business to Trustmark Insurance Company (Mutual).

In November 1996, the Company announced an agreement to merge with PennCorp Financial Group, Inc. (PennCorp), an insurance holding company headquartered in New York, NY. Under the terms of the merger, the independent corporate existence of the Company will cease and PennCorp will continue as the surviving public corporation. The merger is subject to approval by PennCorp's and the Company's shareholders and certain regulatory agencies and is expected to be completed in the second quarter of 1997.

The Company has focused on the following businesses in its continuing operations: interest-sensitive individual life insurance and annuities (underwritten by UPI) and specialty insurance products for educators, which is comprised of employee-paid disability and other insurance products (underwritten by WNIC).

The Company's discontinued operations primarily consist of individual health insurance (primarily major-medical and hospital indemnity coverage for persons under the age of 65 without employer-sponsored insurance) and employer-sponsored group health and associated life insurance and stop-loss insurance for employers with from 2 to 1,000 employees (all formerly underwritten by WNIC).

  GENERAL DESCRIPTION OF THE BUSINESS OF THE INDUSTRY SEGMENTS

WNC is an insurance holding company that, through WNIC and UPI, provides life insurance, annuities, and specialty health insurance products to educators in carefully targeted markets. With the sale of the health businesses, WNC has two segments: insurance operations and corporate and other. The corporate and other segment is comprised of the operations of WNC that do not specifically support the insurance operations.

The registrant hereby incorporates by reference Note P of the Notes to Consolidated Financial Statements on page 47 of this filing, which provides further information about WNC's two business segments.

              DESCRIPTION OF INSURANCE SUBSIDIARIES

Washington National Insurance Company

WNIC is a legal reserve stock life insurance company organized under the laws of Illinois in 1926 and is the successor to other companies dating to 1911. WNIC and WNC's home office is located at 300 Tower Parkway, Lincolnshire, Illinois 60069-3665. WNIC is licensed to do business in all states of the United States (except New York) and the District of Columbia.

WNIC's insurance products are primarily sold by salaried group insurance representatives. WNIC's field force that distributes specialty insurance products to educators consists of 46 salaried field representatives (including 9 managers) and 18 support staff.

United Presidential Life Insurance Company

UPI, an Indiana life insurance company, began business in 1965 and currently is licensed to do business in 45 states and the District of Columbia. UPI's parent company, United Presidential Corporation (UPC), was incorporated in 1961 as an Indiana corporation for the purpose of becoming the parent company and sole shareholder of UPI and is 71% owned by WNIC and 29% owned by WNC. Both UPC and UPI have executive offices located at One Presidential Parkway, Kokomo, Indiana 46904-9006. UPI's primary business is the marketing and underwriting of individual life insurance and annuities. Its primary marketing focus is on interest-sensitive products such as universal life insurance and annuities. UPI administers a closed block of life insurance and annuities that was originally underwritten and sold by WNIC. Business of this type is no longer sold by WNIC.

Sales for UPI are made through approximately 5,600 insurance agents and brokers having an independent contractor relationship with UPI. Such persons may also be independent insurance brokers. UPI has no internal or captive sales force and, accordingly, has negligible training, maintenance, or financing expenses. This marketing system facilitates sales force expansion without significant cost, but is dependent on product lines remaining competitive with those being offered by other companies.

New Products of the Segment

In 1996, UPI introduced a "joint last to die" universal life insurance product, a ten-year level term product, and a monthly death benefit rider with benefits paid over twenty years. In 1997, UPI plans to introduce a new low premium universal life insurance product and an income replacement rider for existing policies.

WNIC introduced a new voluntary accidental death and dismemberment insurance product and a discount service card for eligible insureds in 1996 and plans to introduce a new spousal disability insurance product, a school board paid life insurance and long-term disability product, and individual life insurance products in 1997.

Competitive Conditions of the Segments

Each of the Company's businesses operates in highly competitive markets, in many cases competing against companies with long-established operating records and substantial financial resources.

In addition, the insurance subsidiaries, along with other insurance companies with whom they are in competition, are subject to regulation and supervision by the state insurance departments in each jurisdiction in which they are licensed to do business, greatly affecting the competitive environment in which they operate. The state insurance departments have broad administrative powers, including those relating to the granting and revocation of licenses to transact business, licensing of agents, approval of policy forms, establishing reserve requirements, the form and content of required financial statements, conducting of periodic examinations, and the investment laws and regulations of their states of incorporation. This regulation and supervision is primarily for the protection of policyowners and not shareholders.

The ability of an insurance company to compete successfully also depends, in part, on its financial strength, operating performance, and claims-paying ability as rated by A. M. Best and other rating agencies. The insurance subsidiaries are each currently rated "A- (Excellent)" by A. M. Best, based on their 1995 statutory results and operating performance. Many of the insurance companies' competitors have A. M. Best ratings of "A-" or lower, and WNC believes the insurance subsidiaries' A. M. Best ratings are adequate to enable them to compete successfully. A.
M. Best ratings are based upon factors of concern to policyholders, agents, and intermediaries and are directed toward the protection of policyholders, not investors.

The National Association of Insurance Commissioners (NAIC) calculates twelve financial ratios based on statutory financial statements (IRIS ratios) to assist state regulators in monitoring the financial condition of insurance companies. A "usual range" of results for each ratio is used as a benchmark for analysis. State insurance departments may make inquiries of the company when at least four IRIS ratios are outside the usual range. These inquiries could lead to restrictions on the amount of business that a company may write in an individual state. For 1996, WNIC had two IRIS ratios outside the usual range and UPI had one IRIS ratio outside the usual range.

A risk based capital formula was adopted by the NAIC in 1993 for U.S. life insurance companies that established capital requirements relating to insurance risk, business risk, asset risk, and interest rate risk. These requirements are intended to facilitate identification by insurance regulators of inadequately capitalized insurance companies based upon the type and mixture of risks inherent in the insurer's operations. The formulas for determining the amount of risk based capital specify various weighting factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by a ratio of the company's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level risk based capital, as defined by the NAIC. Companies below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. The levels are: 1) company action,
2) regulatory action, 3) authorized control, and 4) mandatory control.

Companies that have triggered a company action level event are required to submit a detailed comprehensive financial plan to the domiciliary state insurance department. In the regulatory action level, in addition to submitting the comprehensive financial plan, a company may be subjected to a detailed regulatory investigation. The domiciliary state insurance department is permitted, but not required, to place the insurance company under regulatory control when it falls to the authorized control level. Regulatory control is required in the mandatory control level.

At year-end 1996, both of the Company's insurance subsidiaries' regulatory total adjusted capital, as defined by the NAIC, continue to be substantially in excess of the company action level of risk based capital.

        FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

Neither WNC nor any active affiliated company is licensed to do business outside of the United States.

The Company's insurance subsidiaries' business is diverse geographically, with only one state having more than 10% of statutory direct premiums. The following table shows direct premiums collected on a statutory basis for the year ended
December 31, 1996, by state in excess of four percent (in millions of dollars):

State                     Premiums  Percent
New Jersey                 $  32.5    13.0%
California                    23.5     9.4
Texas                         21.4     8.6
Washington                    19.0     7.6
Florida                       17.1     6.8
Indiana                       16.1     6.4
Pennsylvania                  13.3     5.3
Michigan                      11.0     4.4
All other                     96.2    38.5

Total                       $250.1   100.0%

Item 2.   Properties

WNC's home office building is a five-story, 175,000 square-foot office building located at 300 Tower Parkway, Lincolnshire, Illinois, that was first occupied by WNC in May, 1993. The building is leased for a period of twenty years from a joint venture partnership in which WNIC has a one-third interest. As a result of the merger with PennCorp, the building is expected to be sublet to an unaffiliated company.

WNIC also has a fifty percent interest in a joint venture partnership that owns a 22,000 square-foot data center in Vernon
Hills, Illinois, that is leased and occupied solely by WNIC. WNIC first occupied the property in April, 1993, and the building is leased for a period of twenty years.

WNIC occupies 13 leased field offices throughout the country.

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

In June 1996, the estate of a retired employee filed a lawsuit in the United States District Court for the Northern District of Illinois against WNC, WNC's wholly-owned subsidiary, WNIC, and the three individual trustees of the Washington National Insurance Company Home Office Group Insurance Plan (the Plan), and the Plan. The plaintiff purports to represent a class consisting of eligible retirees under the Plan who retired before January 1, 1992.

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

                                PART II

Item 5.   Market For the Registrant's Common Equity and Related
          Shareholder Matters

QUARTERLY INFORMATION (unaudited)

The following table summarizes selected unaudited quarterly information for 1996 and 1995. As of March 1, 1997, WNC had approximately 9,207 Common and Preferred shareholders, including individual participants in security depository position listings.

(000s omitted, except per share amounts)

Quarter Ended                    December 31,     September 30,        June 30,         March 31,
                                1996     1995     1996     1995     1996     1995     1996     1995
Total revenues (1)           $83,703  $80,505  $82,976  $77,939  $81,323  $80,487  $80,705  $78,185
Pretax operating income (2)   12,807   10,296   13,969    9,494   10,440   10,890   11,356    9,344
Income from continuing
 operations                    7,907    7,016    9,994    6,751    7,748    7,068    6,678    5,871
Income (loss) from
 discontinued operations,
 net of tax                        -    2,270      (60)   1,636  (24,695)   1,829   (1,244)   1,419
Net income (loss)              7,907    9,286    9,934    8,387  (16,947)   8,897    5,434    7,290
Earnings per share:
 Income from continuing
  operations                     .63      .56      .80      .54      .63      .57      .53      .47
 Income (loss) from
  discontinued operations,
  net of tax                       -      .18     (.01)     .13    (2.02)     .15     (.10)     .12
Net income (loss) per share      .63      .74      .79      .67    (1.39)     .72      .43      .59
Market price
 Common
  High                         29 7/8   29 1/4  30 3/4   25       28       21       30 1/2   20 1/8
  Low                          27 1/4   21 7/8  25 1/8   20 1/2   25 1/8   18       25 3/4   17 3/4
  Close                        27 1/2   27 5/8  28 7/8   24 7/8   25 3/4   20 5/8   26 3/4   18 1/2
 Preferred
  High                         55       54 1/4  56       47 1/4    52 1/4  40 5/8   54 1/4   42 1/2
  Low                          51 1/2   42 1/2  50 3/8   40        50      36 1/4   52       38 1/2
  Close                        52 1/4   54 1/4  54       47 1/4    50 3/4  40 1/2   53       40

Common Stock dividends            .27      .27     .27      .27       .27     .27      .27      .27
Preferred Stock dividends        .625     .625    .625     .625      .625    .625     .625     .625

(1)  Revenues from continuing operations.
(2) Income from continuing operations before taxes and realized investment gains and losses.

Item 6.  Selected Financial Data

FIVE YEAR SUMMARY
(000s omitted, except per share amounts)

                                             1996        1995        1994        1993        1992
Total revenues (1)                     $  328,707  $  317,116  $  305,320  $  300,174  $  291,264
Operating income (2)
 Pretax operating income from
  continuing operations                $   48,572  $   40,024  $   36,577  $   24,835  $   15,757
 Net operating income from
  continuing operations                    30,993      26,060      23,469      15,506      10,955
Income from continuing operations
 before cumulative effect of
 changes in accounting principles          32,327      26,706      24,615      18,665       8,999
Income (loss) from discontinued
 operations, net of tax (3)               (25,999)      7,154       6,686       9,551       7,853
Net income (loss)                           6,328      33,860      31,301      26,666      (5,967)
Average common shares and
 equivalents outstanding (4)               12,438      12,250      12,225      10,755       9,989
Per share
 Net operating income from
  continuing operations                   $  2.46     $  2.10     $  1.89     $  1.41     $  1.06
 Income from continuing
  operations before
  changes in accounting
  principles                                 2.57        2.15        1.98        1.70         .86
 Net income (loss)                            .48        2.73        2.53        2.45        (.63)
 Common dividends declared                   1.08        1.08        1.08        1.08        1.08
 Book value                                 31.60       34.54       24.51       27.92       27.93
 Book value excluding net
  unrealized investment
  gains and losses                          30.30       30.61       29.44       27.92       27.92
Total assets                           $2,869,196  $3,012,898  $2,810,568  $2,854,419  $2,712,783
Mortgage and long-term
 notes payable                                740       1,309       1,907       2,434      13,870
Shareholders' equity                      403,944     437,919     306,323     348,945     288,040
Shareholders' equity excluding
 net unrealized investment
 gains and losses                         387,336     388,121     367,679     348,988     287,929
Life insurance in force (in millions)      20,254      21,619      21,035      22,215      25,454

(1)  Revenues from continuing operations.
(2) Income from continuing operations before realized investment gains and losses, gains from curtailments of benefit plans and the cumulative effect of accounting changes.
(3)  1996 includes an after-tax loss on sale of $25,080. See
     Note D of the notes to consolidated financial statements.
(4) The increase in 1994 of average common shares and equivalents outstanding is a result of the Company's public offering of 2.1 million newly issued shares in the third quarter of 1993.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Washington National Corporation (WNC or the Company) is an insurance holding company that is engaged primarily in marketing and underwriting life insurance, annuities, and specialty health insurance for educators. The major operating subsidiaries of the Company are Washington National Insurance Company (WNIC) and United Presidential Life Insurance Company (UPI).

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

Late in 1994, the Company began a broad review of its corporate strategy. During its review, the Company considered a number of alternatives to increase the value of the Company for shareholders. In June of 1996, the Company announced an agreement to sell its individual and small group health insurance business to Pioneer Life Insurance Company. In July of 1996, the Company announced an agreement to sell its large group life and health insurance business to Trustmark Insurance Company (Mutual). As a result of the sales, the operating results of the health businesses are accounted for as discontinued operations and the Company recorded an after-tax loss of $25.1 million. Additionally, $5.0 million of annual corporate overhead and data center expenses previously allocated to the health businesses has been reallocated to the corporate and other segment.

In November of 1996, after completing its review of its corporate strategy and the insurance industry, the Company announced an agreement to merge with PennCorp Financial Group, Inc. (PennCorp) with PennCorp being the surviving entity. The merger is subject to approval by PennCorp's and the Company's shareholders and certain regulatory agencies and is expected to be completed in the second quarter of 1997.

The Company has two business segments. The insurance operations segment consists of universal life and other interest-sensitive life insurance and annuity products marketed to individuals and small businesses by UPI and a block of similar business at WNIC, which no longer sells new business of this type (the closed block), and specialty health insurance products for educators. The second business segment, corporate and other, includes the non-insurance operations of the Company.

Analysis of Net Income
(000s omitted)                                               1996      1995      1994
Pretax operating income from continuing operations (1)
 Insurance operations                                     $44,361   $37,794   $34,397
 Corporate and other                                        4,211     2,230     2,180
Total pretax operating income from continuing operations   48,572    40,024    36,577
Income taxes on operating income from continuing
 operations                                                17,579    13,964    13,108
Net operating income from continuing operations            30,993    26,060    23,469
Other components of income (net of tax)
 Net realized investment gains (2)                          1,334       646     1,146
 Discontinued operations (3)                              (25,999)    7,154     6,686
Net income                                                $ 6,328   $33,860   $31,301

(1) Pretax income before net realized investment gains and losses.
(2) 1996, 1995, and 1994 include tax benefits of $700, $2,063, and $2,752, respectively.
(3) 1996 includes a $25.1 million loss on the sale of the health insurance business recorded in the second quarter.


Consolidated Results of Operations

Components of Pretax Operating Income from Continuing Operations by Segment:

                                                    Insurance   Corporate
(000s omitted)                                     Operations   and Other       Total
                                                                  1996
Revenues
 Insurance premiums and policy charges               $157,568      $    -    $157,568
 Net investment income                                156,303       9,455     165,758
 Other revenues                                         4,221         526       4,747
Total revenues excluding realized investment gains    318,092       9,981     328,073

Benefits and expenses
 Insurance benefits paid or provided                  214,031         221     214,252
 Insurance and general expenses                        36,957       5,549      42,506
 Amortization of deferred acquisition costs            22,743           -      22,743

Total benefits and expenses                           273,731       5,770     279,501

Pretax operating income from continuing operations   $ 44,361      $4,211    $ 48,572

                                                    Insurance   Corporate
(000s omitted)                                     Operations   and Other       Total
                                                                  1995
Revenues
 Insurance premiums and policy charges               $145,407      $    -    $145,407
 Net investment income                                159,414       9,370     168,784
 Other revenues                                         4,233         109       4,342
Total revenues excluding realized investment losses   309,054       9,479     318,533

Benefits and expenses
 Insurance benefits paid or provided                  214,042         234     214,276
 Insurance and general expenses                        34,105       7,015      41,120
 Amortization of deferred acquisition costs            23,113           -      23,113

Total benefits and expenses                           271,260       7,249     278,509

Pretax operating income from continuing operations   $ 37,794      $2,230    $ 40,024

                                                                  1994
Revenues
 Insurance premiums and policy charges               $136,307      $    1    $136,308
 Net investment income                                159,050       7,590     166,640
 Other revenues                                         3,748         230       3,978
Total revenues excluding realized investment losses   299,105       7,821     306,926

Benefits and expenses
 Insurance benefits paid or provided                  209,490         263     209,753
 Insurance and general expenses                        34,290       5,378      39,668
 Amortization of deferred acquisition costs            20,928           -      20,928

Total benefits and expenses                           264,708       5,641     270,349

Pretax operating income from continuing operations   $ 34,397      $2,180    $ 36,577

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

Insurance Premiums and Policy Charges. Insurance premiums and policy charges increased $12.2 million, or 8.4%, from $145.4 million in 1995 to $157.6 million in 1996. The improvement was primarily due to increases from educator disability products and increased life insurance policy charges at UPI. See "Segment Information," below.

Net Investment Income. Net investment income was $165.8 million in 1996, compared to $168.8 in 1995. The amortized cost of the Company's investment portfolio at December 31, 1996, was $2.3 billion, compared to $2.4 billion at December 31, 1995. The portfolio yield (based on amortized cost) declined from 7.6% in 1995 to 7.5% in 1996 primarily due to the reinvestment of proceeds from sales of fixed maturity investments and mortgage loan paydowns in lower yielding fixed maturity investments and short-term investments.

Realized Investment Gains and Losses. Realized investment gains before taxes for 1996 were $0.6 million compared to losses of $1.4 million in 1995. In 1996, total realized investment gains were comprised primarily of gains of $6.1 million on other invested assets, $0.5 million on fixed maturity investments, and $0.4 million on equity securities. These gains were largely offset by realized investment losses of $6.5 million on real estate and joint ventures.

In 1995, realized losses of $0.5 million on fixed maturity investments, $0.2 million on equity securities, and $2.2 million on real estate and mortgage loans were partially offset by gains on other invested assets of $1.5 million. The Company's income taxes included tax benefits of $0.7 million and $2.1 million in 1996 and 1995, respectively, related to realized investment losses.

Insurance Benefits Paid or Provided. Insurance benefits paid or provided were $214.3 million in 1996 and 1995. Increased benefits primarily for universal life insurance at UPI and education disability were offset by a decline in benefits in the closed block of life insurance and annuities as this particular business continues to diminish.

Insurance and General Expenses.  The Company's expense ratio
(expenses as a percentage of premiums and net investment income) was 13.1% in both 1996 and 1995. Increases in insurance operations (primarily in the educator disability line) were partially offset by a decline in corporate and other.

Amortization of Deferred Acquisition Costs. Amortization of deferred acquisition costs was $22.7 million in 1996, down 1.6% from $23.1 million in 1995. The decline was due to a decrease of $2.4 million in amortization for a portion of the closed block where such costs were fully amortized in 1995. Partially offsetting this decline was increased amortization primarily at UPI resulting from improved interest spreads and expense margins in 1996 over 1995.

Income Taxes. Income taxes on operating income from continuing operations increased $3.6 million to $17.6 million in 1996 compared to $14.0 million in 1995 primarily as a result of the improvement in operating income. The effective tax rate on pretax operating income in 1996 was 36.2%, compared to 34.9% in 1995. The increase in the rate was due to certain non-deductible expenses recorded in the fourth quarter related to the Company's pending merger with PennCorp.

Loss from Discontinued Operations, Net of Tax. The Company reported a loss of $25.1 million, net of tax, from the sale of its health insurance business (see "Overview," above). In addition, the 1996 loss from discontinued operations includes $0.9 million relating to the loss on operations from January 1, 1996 through May 31, 1996, the measurement date for the disposal of the health business, compared to income of $7.2 million for the full year of 1995. The loss in 1996 resulted primarily from a benefit ratio (benefits as a percentage of premiums) for the group employee benefits portion of discontinued operations of 87% through the measurement date compared to 79% for all of 1995. The increase in the group benefit ratio was in part due to a higher level of medical claims and in part due to the 1995 release of approximately $2.6 million of policy liabilities on certain disabled policyholders. In addition to an increase in the group benefit ratio, the ratio for individual health insurance increased to 66% through the measurement date compared to 63% in the full year of 1995. The increase was due to higher claims experience in New Jersey.

Net Income. Net income for 1996 was $6.3 million, compared to $33.9 million in 1995. The decline in net income resulted from the loss on the sale of the health business and the operating loss from discontinued operations in 1996 (compared to income from discontinued operations in 1995), offset in part by improvements in continuing operations.

Segment Information

Insurance Operations. Revenues for the insurance operations segment for 1996 were $318.1 million, compared to $309.1 million for 1995, an increase of $9.0 million, or 2.9%. The improvement was attributable to an increased amount of products in force in the growth portions of this segment. For the educator disability business, the number of insureds increased 15.9% for 1996 over that for 1995. At UPI, insurance in force increased 5.1% for 1996 over 1995. Partially offsetting the increase was a decline in investment income from the closed block attributable to the ongoing shrinkage of the block in 1996. During 1996, annuity account balances for the closed block declined 11.9% and insurance in force declined 7.3%.

Operating income for the insurance operations segment increased
$6.6 million, or 17.4%, to $44.4 million in 1996 from $37.8
million in 1995, primarily due to a $4.7 million improvement in interest rate spreads

(the difference between interest credited to policyholders and the interest earned on investments) and a decrease of $2.4 million in amortization of deferred insurance costs for a portion of the closed block where such costs were fully amortized in 1995.

Corporate and Other. The corporate and other segment had pretax operating income of $4.2 million in 1996, compared to $2.2 million in 1995. The improvement was primarily due to a decline in real estate expenses of $2.6 million due to fewer properties combined with lower taxes, offset in part by merger-related expenses of approximately $1 million.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

Insurance Premiums and Policy Charges. Insurance premiums and policy charges increased $9.1 million, or 6.7%, from $136.3 million in 1994 to $145.4 million in 1995. The improvement was primarily due to a higher amount of educator disability products and universal life insurance in force and higher policy charges. See "Segment Information," below.

Net Investment Income. Net investment income was $168.8 million in 1995, essentially unchanged from 1994. While the amortized cost of the Company's investment portfolio increased $32.6 million during 1995, the portfolio yield (based on amortized cost) declined from 7.7% in 1994 to 7.6% due to lower market interest rates.

Realized Investment Losses. Realized investment losses before taxes for 1995 were $1.4 million compared to $1.6 million in 1994. In 1995, realized losses of $0.5 million on fixed maturity investments, $0.2 million on equity securities, and $2.2 million on real estate and mortgage loans were partially offset by gains on other invested assets of $1.5 million. In 1994, realized losses of $1.7 million on fixed maturity investments and $2.0 million on real estate and mortgage loans were partially offset by gains on equity securities and other invested assets of $2.1 million. The Company's income taxes included tax benefits of $2.1 million and $2.8 million in 1995 and 1994, respectively, related to realized investment losses.

Insurance Benefits Paid or Provided. Insurance benefits paid or provided increased $4.5 million, or 2.2%, from $209.8 million in 1994 to $214.3 million in 1995. The increase was mainly due to higher benefits in the educator disability line and a greater amount of universal life business in force, offset by a decline in the closed block of life insurance and annuities.

Insurance and General Expenses. The Company's expense ratio (expenses as a percentage of premiums and net investment income) was 13.1% in 1995, unchanged from 1994. The stable expense ratio was due, in part, to cost containment efforts at the Company.

Amortization of Deferred Acquisition Costs. Amortization of deferred acquisition costs increased $2.2 million, or 10.4%, from $20.9 million in 1994 to $23.1 million in 1995. The change was primarily due to improved sales in 1994 and 1995.

Income Taxes.  Income taxes on continuing operations increased
$0.9 million to $14.0 million in 1995 compared to $13.1 million in 1994 primarily as a result of the improvement in operating income.

Income from Discontinued Operations, Net of Tax. Income from discontinued operations, net of tax, was $7.2 million in 1995, compared to $6.7 million in 1994, a 7.0% increase. The increase was primarily due to improved revenue, resulting from average rate increases of approximately 7% and 5% on the direct individual and group employee benefits businesses, respectively. Additionally, revenues improved as sales of individual health insurance policies increased from 28,100 in 1994 to 67,200 in 1995 due to a more competitive product and in increase in agents selling these products. In addition to the increase in revenue, 1995 income from discontinued operations included approximately $2.6 million, before taxes, resulting from the elimination of group life insurance policy liabilities on certain disabled insureds. The elimination of these liabilities resulted from a program completed in 1995 to more effectively manage life insurance claims related to disability. Partially offsetting this improvement to pretax income from discontinued operations was an increase in the benefit ratio for both individual and group major medical health insurance.

The individual health benefit ratio increase was primarily due to higher claims experience in New Jersey, where that state implemented certain adverse restrictions on health insurers. To offset this experience, the Company implemented rate increases to significantly reduce future losses.

Net Income from Continuing Operations. Net income from continuing operations for 1995 was $26.7 million, an increase of 8.5% as compared to $24.6 million in 1994. The improvement resulted from increased earnings from insurance operations.

Segment Information

Insurance Operations. Revenues for the insurance operations segment for 1995 were $309.1 million, compared to $299.1 million for 1994. The improvement was attributable to higher insurance premiums and policy charges of $9.1 million primarily due to a higher amount of educator disability business in force and an increase in insurance premiums and policy charges at UPI due to an increase in insurance in force. For the educator disability business, the number of insureds increased 3.9% for 1995 over 1994. At UPI, insurance in force increased 4.7% for 1995 over 1994. The increase in insurance premiums and policy charges was offset in part by the expected decline in the closed block of business at WNIC.

Pretax operating income for the insurance operations segment increased $3.4 million to $37.8 million in 1995 primarily due to a 17% increase at UPI, the growth portion of the life insurance and annuity business. UPI's improved operating income was primarily due to increased policy charges and greater investment income yield of $1.3 million each. This increase was partially offset by a decline in earnings of $2.5 million in WNIC's closed block due to a 4.8% decrease in its size and $3.5 million due to narrower 1995 interest rate spreads.

Corporate and Other. For both 1995 and 1994, the corporate and other segment had pretax operating income of $2.2 million. In 1995, revenues increased primarily due to higher investment income of $1.8 million on the Company's surplus funds. This improvement was mostly offset by an increase in expenses of $1.6 million primarily due to a change in the allocation of certain expenses to the other segments.

Investment Portfolio

At December 31, 1996, the Company had invested assets with a carrying value of $2.4 billion compared to $2.5 billion at December 31, 1995. Certain information about the Company's investment portfolio follows (dollars in millions):

                                                    December 31, 1996     December 31, 1995
                                                                 % of                  % of
                                                   Carrying  Carrying    Carrying  Carrying
                                                      Value     Value       Value     Value
Fixed maturity investments:
 United States government obligations              $   71.2      3.0%    $   80.5      3.2%
 Obligations of states and political subdivisions      81.1      3.4         82.4      3.2
 Public Utilities                                     150.1      6.3        155.1      6.1
 Industrial and miscellaneous                       1,025.1     43.1      1,058.0     41.6
 Mortgage-backed securities                           578.4     24.3        653.0     25.7
 Other                                                 25.2      1.0         31.7      1.2
Total fixed maturity investments                    1,931.1     81.1      2,060.7     81.0

Mortgage loans on real estate                         257.6     10.8        317.2     12.5
Real estate and joint ventures                         20.1      0.8         34.1      1.3
Policy loans                                           55.8      2.4         56.3      2.2
Other long-term                                        11.8      0.5         27.8      1.1
Short-term                                            103.4      4.4         48.6      1.9
Total invested assets                              $2,379.8    100.0%    $2,544.7    100.0%

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

Fixed Maturity Investments

The Company's fixed maturity investments are carried at fair value. Due to rising interest rates during 1996, the carrying value of the Company's fixed maturity investments compared to amortized cost decreased $75.4 million, resulting in an unrealized gain on fixed maturity investments of $32.0 million at December 31, 1996, compared to $107.4 million at December 31, 1995. The amortized cost of the Company's fixed maturity portfolio decreased $54.2 million during 1996 to $1.9 billion at December 31, 1996. The decrease was largely due to sales of fixed maturity investments to fund the continued run off of the closed life insurance and annuity block and the Company's divestiture of its health business.

The composition of the Company's fixed maturity portfolio at December 31, 1996, based on ratings follows (dollars in millions):

                                           Carrying Value
                                          as a Percent of
                          Carrying          Fixed   Invested
                             Value     Maturities     Assets
AAA/Aaa                   $  776.4          40.2%      32.6%
AA/Aa                        113.2           5.9        4.8
A                            606.6          31.4       25.5
BBB/Baa                      362.9          18.8       15.2
BB/Ba and lower               72.0           3.7        3.0
Total fixed maturities    $1,931.1        100.0%       81.1%

The Company's policy for rating fixed maturity investments is to use the rating determined by Standard & Poor's Company or Moody's Investor Service, Inc. for publicly-traded investments. For privately-traded securities, the ratings of Duff & Phelps Credit Rating Company and Fitch Investors Service, Inc. are also recognized in defining rated securities. If an investment has a split rating (i.e., different ratings from the rating services) the Company categorizes the investment under the lowest rating. For those investments that do not have a rating from these services, the Company categorizes those investments on ratings assigned by the National Association of Insurance Commissioners
(NAIC), whose ratings are as follows: NAIC Class 1 is considered equivalent to a AAA/Aaa, AA/Aa, or A rating; NAIC Class 2, BBB/Baa; and NAIC Classes 3-6, BB/Ba and lower. At December 31, 1996, $78.1 million or 4.0% of fixed maturity investments were rated with comparable NAIC ratings, the majority of which is $36.7 million of investments rated BBB and $27.9 million of investments rated BB and lower.

The Company's fixed maturity portfolio at December 31, 1996, includes $578.4 million of mortgage-backed securities, detailed as follows (dollars in millions):

                                                                     Carrying Value as a Percent of
                                                                      Mortgage-
                                                   Carrying              Backed            Invested
                                                      Value          Securities              Assets
Agency CMOs
 Planned amortization classes                        $135.8               23.4%                5.7%
 Target amortization classes                            6.6                1.1                 0.3
 Sequential classes                                     3.9                0.7                 0.2
 Support classes                                        5.6                1.0                 0.2
 Accrual classes                                        3.4                0.6                 0.1
Total agency CMOs                                     155.3               26.8                 6.5
Non-agency CMOs (1)
 Planned amortization classes                          18.0                3.1                 0.7
 Accrual classes                                        1.3                0.2                 0.1
 Sequential classes                                     7.4                1.3                 0.3
Total non-agency CMOs                                  26.7                4.6                 1.1
Total CMOs                                            182.0               31.4                 7.6
Non-agency mortgage-backed pass-through securities      1.6                0.3                 0.1
Agency mortgage-backed pass-through securities        394.8               68.3                16.6
Total mortgage-backed securities                     $578.4              100.0%              24.3%

(1) All of the Company's non-agency collateralized mortgage obligation (CMO) investments were rated AAA at December 31, 1996. The credit risk associated with non-agency mortgage-backed securities is generally greater than that of agency mortgage-backed securities.

To mitigate prepayment risk, the Company primarily invests in CMO classes that have, at time of investment, the most stable prepayment structure. Such CMO classes are termed "planned amortization class" (PAC) which comprised 82.3% of the Company's CMO portfolio at December 31, 1996. The next most stable class of CMOs is "target amortization class" (TAC) which comprised 3.6% of the Company's CMO portfolio at December 31, 1996. PACs and TACs are designed to protect against prepayment risk and may therefore have more predictable cash flows than pass-through mortgage-backed securities.

As market interest rates have declined over the past several years, prepayments on certain PAC and TAC investments have increased resulting in a loss of some prepayment protection. Approximately 59.0% of the Company's PAC and TAC investments at December 31, 1996, have lost some of this protection. However, the Company believes the yield earned on these issues continues to adequately compensate for the reduced prepayment protection.

Mortgage Loans

The Company had investments in mortgage loans of $257.6 million (net of allowances of $6.7 million) at December 31, 1996 compared to $317.2 million at December 31, 1995. Investments in mortgage loans declined primarily due to prepayments and amortization. Of the outstanding loans at December 31, 1996, loans with a carrying value of $6.2 million, or approximately 2.4%, were delinquent 60 days or more as to interest or principal.

Restructured loans, where modifications of the terms of the mortgage loan have occurred and which are considered current investments, had a carrying value of $11.6 million at December 31, 1996, a decrease of $3.5 million from December 31, 1995, resulting primarily from impairments recognized. Impaired loans, where compliance with the terms of the mortgage is in doubt, total $9.4 million, a decrease of $1.0 million from December 31, 1995.

The Company no longer makes new investments in mortgage loans except for purchase money loans and expansion of the Company's properties. The Company will retain its existing mortgage loans.

Liquidity and Capital Resources

Cash Flows. During 1996, the Company's operating activities generated cash of $15.9 million compared to $89.4 million in 1995. The decrease in cash provided by operations resulted primarily from the discharge of certain policy and claim liabilities related to the divested health insurance businesses, an increase in the benefits ratio on the discontinued operations, and certain cash expenditures related to the divestiture. As a result of the health sales, the Company expects that it will require additional cash of approximately $86 million in 1997 to discharge certain policyholder benefit liabilities and to pay expenses related to the sales. The Company has anticipated this need by the build-up of short-term investments (see "Liquidity," below).

Cash provided from investing activities was $77.3 million in 1996, compared to cash used of $34.7 million in 1995. The increase in cash provided from investing activities resulted primarily from a reduction in fixed maturity investment purchases and from increased mortgage loan paydowns in 1996.

Cash used for financing activities was $98.4 million in 1996, compared to $53.7 million in 1995. The increase was primarily due to increased annuity policyholder withdrawals. In 1996, UPI's deposits exceeded withdrawals by $43.9 million, compared to $58.8 million in 1995. For the WNIC closed block, withdrawals exceeded deposits by $128.0 million and $102.3 million in 1996 and 1995, respectively.

Liquidity. The fair value of the Company's investment portfolio, primarily fixed maturity investments, is affected by changing interest rates. When interest rates rise, the fair value of the Company's fixed maturity investments declines, while in periods of declining interest rates, the fair value of the Company's fixed maturity investments increases. The Company estimates that a one percentage point change in market interest rates would have an inverse effect on the fair value of its fixed maturity investments of approximately 5%. In addition, rising interest rates could result in increased surrenders of life insurance policies and annuities (as current policy and contract holders seek higher returns elsewhere) causing the Company to sell fixed maturity investments below cost.

In order to minimize the need to sell fixed maturity investments below cost, the Company seeks to maintain sufficient levels of cash and short-term investments. The Company held cash and short-term investments of $106.4 million at December 31, 1996, compared to $56.9 million at December 31, 1995. Management believes the Company has adequate liquidity to meet its ongoing cash requirements as well as the requirements relating to the sale of its health insurance businesses.

Dividends. The Company's primary sources of funds to pay dividends to shareholders are investments held at the parent and dividends from WNIC. These dividends are subject to restrictions set forth by the Illinois Insurance Department. Illinois regulations limit the amount that can be withdrawn from WNIC without the approval of the Illinois Insurance Department to the greater of the previous year's statutory earnings or 10% of statutory capital and surplus.

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

Inflation and Changing Prices

Inflation and changing prices are anticipated by the Company in the pricing of its insurance products. The Company monitors market interest rates to determine the rates it will credit on its interest-sensitive life insurance and annuity products in order to achieve adequate interest rate spreads. The effect of inflation on operating expense has not been significant.

Item 8.  Financial Statements and Supplementary Data

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


     Board of Directors and Shareholders
     Washington National Corporation


     We have audited the accompanying consolidated balance sheet of Washington National Corporation as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial statement schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Washington National Corporation at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

     As discussed in Note C, the Company changed its method of accounting for certain investments in debt and equity securities in 1994.

                                        /c/ ERNST & YOUNG, LLP

     Chicago, Illinois
     March 7, 1997

CONSOLIDATED BALANCE SHEET
(000s omitted)
               December 31,                                           1996         1995
Assets         Investments
                 Fixed maturities-Available for sale at fair
                   value (cost: $1,899,130; $1,953,314)         $1,931,129   $2,060,710
                 Mortgage loans on real estate                     257,635      317,249
                 Real estate and joint ventures                     20,044       34,080
                 Policy loans                                       55,798       56,279
                 Other long-term                                    11,812       27,744
                 Short-term                                        103,345       48,594
               Total Investments                                 2,379,763    2,544,656
               Cash                                                  3,081        8,331
               Deferred acquisition costs                          242,488      235,499
               Reinsurance recoverables and prepaid premiums       109,555       49,502
               Accrued investment income                            31,671       32,652
               Insurance premiums in course of collection           12,051       14,718
               Property and equipment                               13,472       18,259
               Goodwill                                             17,679       18,385
               Separate Account                                     39,643       51,005
               Other                                                19,793       39,891
               Total Assets                                     $2,869,196   $3,012,898
Liabilities    Policy liabilities                               $2,282,537   $2,363,329
               General expenses and other liabilities              129,784      125,194
               Mortgage payable                                        740        1,309
               Short-term notes payable                                  -        3,100
               Income taxes (current: $550; $944)                   12,548       31,042
               Separate Account                                     39,643       51,005
               Total Liabilities                                $2,465,252   $2,574,979
Shareholders'  Convertible preferred stock                             712          718
Equity         Common stock                                        128,960      125,953
               Retained earnings                                   315,661      319,447
               Net unrealized investment gains                      16,608       49,798
               Cost of common treasury stock                       (57,997)     (57,997)
               Total Shareholders' Equity                          403,944      437,919
               Total Liabilities and Shareholders' Equity       $2,869,196   $3,012,898


See notes to consolidated financial statements.


CONSOLIDATED STATEMENT OF INCOME
(000s omitted, except per share amounts)

              Year Ended December 31,                          1996       1995       1994
Revenues      Insurance premiums and policy charges        $157,568   $145,407   $136,308
              Net investment income                         165,758    168,784    166,640
              Realized investment gains (losses)                634     (1,417)    (1,606)
              Other                                           4,747      4,342      3,978
              Total Revenues                                328,707    317,116    305,320
Benefits and  Insurance benefits paid or provided           214,252    214,276    209,753
Expenses      Insurance and general expenses                 42,506     41,120     39,668
              Amortization of deferred acquisition costs     22,743     23,113     20,928
              Total Benefits and Expenses                   279,501    278,509    270,349
Earnings      Income from continuing operations
                before income taxes                          49,206     38,607     34,971
              Income taxes on continuing operations          16,879     11,901     10,356
              Income From Continuing Operations              32,327     26,706     24,615
              Discontinued Operations
              Income (loss) from discontinued operations,
                net of tax                                     (919)     7,154      6,686
              Loss on disposal, net of tax                  (25,080)         -          -
              Income (Loss) From Discontinued Operations    (25,999)     7,154      6,686
              Net Income                                   $  6,328   $ 33,860   $ 31,301
Share Data    Primary Earnings Per Share
              Income from continuing operations            $   2.57   $   2.15   $   1.98
              Income (loss) from discontinued operations,
                net of tax                                    (2.09)       .58        .55
              Net Income Per Share                         $    .48   $   2.73   $   2.53
              Average Shares and Equivalents Outstanding     12,438     12,250     12,225
              Fully Diluted Earnings Per Share
              Income from continuing operations            $   2.57   $   2.11   $   1.97
              Income (loss) from discontinued operations,
                net of tax                                    (2.09)       .57        .53
              Net Income Per Share                         $    .48   $   2.68   $   2.50
              Average Shares and Equivalents Outstanding     12,446     12,639     12,496


See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
(000s omitted)
                Year Ended December 31,                         1996       1995       1994
Operating       Net income                                  $  6,328   $ 33,860   $ 31,301
Activities      Adjustments to reconcile to net cash
                 provided by operating activities
                   Increase in policy liabilities             63,240     52,048     48,998
                   Change in reinsurance receivable          (45,958)     4,058    (11,387)
                   Loss from discontinued operations,
                     net of tax                               25,080          -          -
                   Deferred acquisition costs                (13,265)   (11,561)    (3,894)
                   Other, net                                (19,544)    11,039     19,240
                Net Cash Provided by Operating Activities     15,881     89,444     84,258
Investing       Proceeds from sales
Activities         Fixed maturities - available for sale     209,200    308,663    113,375
                   Fixed maturities - held to maturity             -      1,950          -
                   Mortgage loans, real estate, and other     31,107      4,744     18,449
                Proceeds from maturities, redemptions,
                 and distributions
                   Fixed maturities - available for sale      72,996     96,188    155,684
                   Fixed maturities - held to maturity             -     19,417     17,313
                   Mortgage loans, real estate, and other     69,404     46,828     58,666
                Cost of purchases
                   Fixed maturities - available for sale    (228,961)  (507,084)  (399,418)
                   Fixed maturities - held to maturity             -          -     (5,000)
                   Mortgage loans, real estate, and other     (9,887)    (6,495)   (26,258)
                Change in policy loans                           481     (1,911)    (2,083)
                Net payments on sale of discontinued
                   operations                                (11,702)         -          -
                Purchases of property and equipment             (591)      (768)    (2,008)
                Net change in short-term investments         (54,751)     3,793     22,915
                Net Cash Provided (Used) by Investing
                   Activities                                 77,296    (34,675)   (48,365)
Financing       Policyholder account deposits                149,924    150,469    143,627
Activities      Policyholder account withdrawals            (234,036)  (194,006)  (169,278)
                Dividends to shareholders                    (13,616)   (13,532)   (13,480)
                Change in short-term notes payable            (3,100)     3,100          -
                Proceeds from sale of common stock             2,970        857        596
                Repayment of mortgage payable                   (569)      (598)      (527)
                Net Cash Used by Financing Activities        (98,427)   (53,710)   (39,062)
Change in Cash  Increase (Decrease) in Cash                   (5,250)     1,059     (3,169)
                Cash at Beginning of Year                      8,331      7,272     10,441
                Cash at End of Year                         $  3,081   $  8,331   $  7,272


See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(000s omitted)
                  Year Ended December 31,                         1996      1995       1994
Convertible       Balance at beginning of year                $    718  $    723   $    723
Preferred Stock     Conversion to common stock                      (6)       (5)         -
                  Balance at end of year                           712       718        723

Common Stock      Balance at beginning of year                 125,953   124,842    124,145
and Additional      Common stock issuances                       3,007     1,111        697
Paid-In Capital   Balance at end of year                       128,960   125,953    124,842

Retained          Balance at beginning of year                 319,447   300,111    282,117
Earnings            Net income                                   6,328    33,860     31,301
                    Common stock dividends                     (13,259)  (13,171)   (13,118)
                    Preferred stock dividends                     (357)     (361)      (362)
                    Change in unfunded pension loss              3,502      (992)       173
                  Balance at end of year                       315,661   319,447    300,111

Net Unrealized    Balance at beginning of year                  49,798   (61,356)       (43)
Investment          Effect of change in accounting principle         -         -     41,644
Gains (Losses)      Change during year                         (33,190)  111,154   (102,957)
                  Balance at end of year                        16,608    49,798    (61,356)

Cost of Common
Treasury Stock    Balance at beginning and end of year         (57,997)  (57,997)   (57,997)
                  Total Shareholders' Equity at End of Year   $403,944  $437,919   $306,323

CAPITAL STOCK ACTIVITY
(000s omitted)
                  Year Ended December 31,                        1996       1995       1994
Convertible       Shares at beginning of year                      144       145        145
Preferred Stock     Conversion to common stock                      (1)       (1)         -
                  Shares at end of year                            143       144        145

Common Stock      Shares at beginning of year                   15,606    15,546     15,501
                    Common stock issuances                         135        60         45
                  Shares at end of year                         15,741    15,606     15,546

Common
Treasury Stock    Shares at beginning and end of year           (3,383)   (3,383)    (3,383)
                  Common Shares Outstanding at End of Year      12,358    12,223     12,163


See notes to consolidated financial statements.

Notes To Consolidated Financial Statements

Note A
Nature of Operations

Washington National Corporation (WNC or the Company) and its subsidiaries are engaged primarily in marketing and underwriting life insurance and annuities for individuals and specialty health insurance for educators. Based on assets and income, the life insurance and annuity products account for more than eighty percent of WNC's business. The Company's surplus and specialty health insurance products for educators account for the remainder.

The markets for WNC's life insurance and annuity products include individuals and small businesses seeking universal life insurance and other interest-sensitive life insurance and annuity products. The markets for the Company's specialty health insurance products for educators consist primarily of school district employees.

In November 1996, WNC signed a definitive agreement to merge with PennCorp Financial Group, Inc. (PennCorp). The transaction, which is subject to approval by WNC and PennCorp shareholders and certain regulatory agencies, is expected to be completed in the second quarter of 1997. Under the terms of the merger, the separate corporate existence of WNC will cease and PennCorp will continue as the surviving entity.

Note B
Significant Accounting Policies and Practices

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) and include the accounts and operations of the Company. Significant intercompany transactions have been eliminated. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ from these estimates. Certain amounts applicable to prior years' financial statements have been reclassified to conform to the 1996 presentation.

Investments

Fixed Maturities. Fixed maturities include bonds, redeemable preferred stocks, and mortgage-backed securities with contractual maturities greater than one year. All of the Company's fixed maturities are classified as "available for sale" and are carried at fair value. The carrying value of the Company's fixed maturity portfolio is inversely impacted by increases and decreases in market interest rates which may change significantly in short time periods.

In 1995, the Company transferred its $84,146,000 of "held to maturity" fixed maturities to "available for sale" resulting in a $5,337,000 increase to unrealized investment gains. The Company no longer holds any fixed maturities as "held to maturity."

Mortgage Loans on Real Estate. Mortgage loans on real estate are carried at unpaid principal balance, net of allowance for losses. The allowance is based on estimated uncollectible amounts considering past credit loss experience and current economic conditions and is subject to fluctuation based on actual experience. Loans for which the Company determines that it is probable that all amounts due under the contractual terms will not be collected, are deemed to be impaired and are reported at the lower of amortized cost or fair value of the underlying collateral, less estimated costs to sell.

Real Estate and Joint Ventures. In general, real estate investments are considered available for sale and carried at the lower of book or fair value less estimated costs to sell. Joint ventures are accounted for using the equity method.

Policy Loans. Loans to policyholders are carried at the unpaid principal balance.

Other Long-term Investments. Other long-term investments consist of investments in equity securities reported at fair value, and venture capital investments that are accounted for under the equity method.

Short-term Investments. Short-term investments include commercial paper, variable demand notes, and money market funds and are carried at amortized cost.

Net Investment Income. Net investment income consists primarily of interest and dividends less expenses. Interest on fixed maturities and performing mortgage loans, adjusted for any amortization of discount or premium, is recorded as income when earned and includes adjustments resulting from prepayments or expected changes in prepayments on mortgage-backed securities. Income on impaired loans and real estate is recorded principally on a cash basis. Income on investments accounted for under the equity method is recognized as it becomes earned. Investment expenses are accrued as incurred.

Realized Investment Gains and Losses. Realized investment gains and losses are recognized using the specific identification method and include write-downs on investments having an other-than-temporary decline in value.

Unrealized Investment Gains and Losses. Unrealized investment gains and losses on investments carried at fair value, net of deferred taxes and adjustments for certain deferred acquisition costs, are recorded directly in shareholders' equity.

Depreciation

Depreciation for real estate investments and property and equipment is based on the estimated useful life of the asset primarily using the straight-line method. Information on depreciation related to continuing operations follows:

Accumulated Depreciation
(000s omitted)                 1996       1995
Real estate investments     $13,175    $12,635
Property and equipment        4,355      3,571

Depreciation Expense
(000s omitted)                 1996       1995       1994
Real estate investments     $   940    $ 1,320    $ 1,453
Property and equipment          784      1,137      1,333

Insurance Premiums and Policy Charges

Insurance premiums and policy charges include reinsurance premiums assumed and are net of reinsurance ceded. Health insurance premiums are earned on a pro rata basis over the policy period. Premiums for traditional life insurance products are recognized as revenues when due. Revenues for certain interest-sensitive products consist of charges earned and assessed against policy account balances during the period for the cost of insurance, policy initiation fees, policy administration expenses, and surrender charges.

Deferred Acquisition Costs (DAC)

Certain costs associated with acquiring new business are deferred and amortized to income over time. Amortization of costs for traditional life insurance and health products is over the premium paying period and is based on assumptions consistent with those used in determining policy benefit reserves. Actual results may differ significantly from these assumptions. For certain interest-sensitive products, costs are amortized over the estimated life of those products in proportion to the present value of estimated gross profits from surrender charges and investment, mortality, and expense margins. Changes in the amount or timing of estimated gross profits will result in adjustments in the cumulative amortization of these costs.

To the extent that unrealized investment gains or losses on fixed maturities would result in an adjustment of DAC had those investment gains or losses been realized, the related unamortized
DAC is adjusted and included in shareholders' equity.

The unamortized cost of purchased insurance in force is included in DAC and amortized in proportion to the present value of estimated gross profits over an estimated twenty year remaining life with interest rates ranging from 7.5% to 8.5%.

The changes in the unamortized cost of purchased insurance in force for the years ended December 31 follow:

(000s omitted)                                        1996       1995       1994
Balance at beginning of year                       $29,130    $45,282    $41,902
Interest on unamortized balance                      2,702      2,915      3,136
Amortization                                        (6,038)    (5,635)    (6,026)
Effect of unrealized investment gains and losses     5,620    (13,432)     6,270
Balance at end of year                             $31,414    $29,130    $45,282

The estimated percentage of the December 31, 1996 balance before the effect of unrealized investment gains and losses to be amortized over the next five years follows:

                          1997     1998      1999      2000      2001
Percent Amortization    15.25%   14.22%    13.72%    13.48%    13.30%

Policy Liabilities

Liabilities for future policy benefits for traditional life insurance products are provided on the net level premium method. The Company bases reserve calculations on the present value of future net premiums, benefits, and expenses, using estimates of future investment yields, mortality, and withdrawal rates, adjusted to provide for possible adverse deviation. Interest rate assumptions are graded and ranged from 4.5% to 7.5% at December 31, 1996. Withdrawal assumptions are based principally on Company experience and vary by issue age, type of coverage, and duration.

Liabilities for future policy benefits of certain interest-sensitive products are based on policy account balances prior to applicable surrender charges, deferred policy initiation fees that are recognized as income over the term of the policies, and, for certain policies, a provision for the return of cost of insurance charges. Policy benefits and claims that are charged to expense include benefit claims in excess of related policy accounts incurred in the period, interest credited to policy balances, and a provision for the return of the cost of insurance charges. Credited interest rates for these products ranged from 4.0% to 6.75% at December 31, 1996.

Liabilities for policy and contract claims are determined using statistical analyses and case-basis evaluations and represent estimates of the expected cost of incurred claims. Revisions to these estimates are recognized in the consolidated statement of income in the period when the revisions are made.

Goodwill

The amount paid to acquire a company over the fair value of its net assets is reported as goodwill and is being amortized on a straight-line basis, over a thirty-five year period. The value of goodwill is considered appropriate based on the long-term nature of the insurance policies sold. Accumulated amortization of goodwill was $7,450,000 and $6,744,000 at December 31, 1996 and 1995, respectively.

Separate Account

Separate Account assets and liabilities are principally carried at fair value and represent funds that are separately administered for annuity contracts for which the contract holders bear the investment risk. The assets are legally segregated from the Company's assets and are not subject to any claims that arise from any other business of WNC. Investment income and realized investment gains and losses accrue directly to the contract holders and are excluded from the accompanying consolidated statement of income.

Income Taxes

The Company files a consolidated life/nonlife federal income tax return. The Company establishes deferred tax provisions for temporary differences between the financial reporting basis and the tax basis of assets and liabilities at the enacted tax rate expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided for the portion of the asset not expected to be realized.

Reinsurance

In the normal course of business, the Company minimizes its exposure to loss by reinsuring a portion of its life insurance, annuity, and health insurance risks with other insurance companies. The Company's policy on claim exposure for life insurance and annuity products is to retain a maximum of $300,000 of life insurance exposure on any one individual. The Company retains 100% of all long-term disability and a maximum of 50% of all long-term care claims.

For continuing operations, the Company cedes reinsurance to entities with A. M. Best ratings of "A-" or better or to entities required to maintain assets in an independent trust fund whose fair value is sufficient to discharge the obligations of the reinsurer. Reinsurance contracts do not discharge the Company from its obligations to the policyholders.

Benefit amounts paid directly by the Company for insurance claims covered under ceded reinsurance agreements are recorded as reinsurance recoverables to the extent not already reimbursed. The cost of reinsurance is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

For the Company's discontinued operations, paid-claim exposure for group insurance products is limited to $750,000 per claim for major medical coverage and $250,000 per claim for individual stop-loss in any one calendar year. WNC's reinsurance for individual health insurance claims was designed to protect the Company from an excessive amount of claims over $250,000 on an individual claim basis.

Note C
New Accounting Standards

Accounting Standard Adopted in 1996. For year-end 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards (SFAS) 123, "Accounting for Stock-Based Compensation," which establishes accounting and reporting requirements for stock-based compensation arrangements. As permitted, the Company has elected to continue under the current accounting standards of Accounting Principles Board Opinion No. 25 and, accordingly, no compensation expense has been recognized for options granted. The pro forma impact on net income and earnings per share can be found in Note J. The fair value of stock options is reported in Note I.

Accounting Standard Adopted in Prior Years. Effective January 1, 1994, the Company adopted SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities." The effect of the adoption resulted in an increase to shareholders' equity of $41,644,000.

Note D
Discontinued Operations

In May, 1996, the Company's Board of Directors approved a plan to dispose of the Company's health insurance business. The Company ceased the writing of this type of business effective November 1, 1996. The sale of the individual and small group health insurance to Pioneer Life Insurance Company (PLIC) closed on August 2, 1996 and provided that PLIC would purchase the Company's individual and small group health business, through a reinsurance transaction, for a purchase price of $19,000,000.

The $19,000,000 was received at the close of the transaction. PLIC has assumed the risks incurred related to this business after August 1, 1996 except for a small run-off block of New Jersey guaranteed issue business. The Company believes it has made adequate provisions in the accrual for the loss on the sale for the claims incurred prior to August 1, 1996 and the risks not assumed by PLIC.

The sale of the remaining health insurance business, the large group business, to Trustmark Insurance Company (Mutual) closed on October 30, 1996, through a reinsurance transaction, that provides that the Company will receive future consideration based on persistency. The future consideration to be received is .5% of premiums and premium equivalents, during the first three years on groups that renew with Trustmark. The Company has estimated this amount to be approximately $1,300,000 based on past persistency and premium levels. The Company has retained responsibility for the profit or loss on this business through the next renewal date of each group. As a result, the Company has recorded a provision for future losses on this business in the accrual for the loss on sale.

The transactions resulted in the Company recording an estimated net loss of $25,080,000, net of a tax credit of $12,500,000. The loss consists principally of the future operating losses of this business for which the Company remains responsible after the measurement date, employee severance costs, the cost to terminate one of the Company's defined benefit pension plans, related net asset write-offs, and other related disposal costs net of the anticipated proceeds. The loss is an estimate due to the nature of the transactions and may change in future periods.

The operating results of the sold business have been reported in the consolidated statement of income as discontinued operations. As permitted, the consolidated balance sheet has not been segregated between continuing and discontinued operations. At December 31, 1996, the business had remaining assets of approximately $220,444,000 consisting primarily of invested assets and a $72,840,000 reinsurance receivable, and liabilities of approximately $220,444,000 consisting primarily of policy liabilities.

Revenues for the discontinued operations were $268,746,000, $379,066,000, and $351,609,000 in 1996, 1995, and 1994,
respectively.

Note E
Policy Liabilities

Detail of WNC's policy liabilities at December 31 follows:

(000s omitted)                    1996          1995
Future policy benefits
  Annuities                 $1,144,935    $1,228,947
  Life                         865,155       837,990
Policy and contract claims     212,074       219,755
Unearned premiums               37,633        37,382
Other                           22,740        39,255
Total policy liabilities    $2,282,537    $2,363,329

Activity in the liability for short duration unpaid claims and short duration claim adjustment expense reported in continuing operations (included in policy and contract claims and a component of general expenses and other liabilities) follows:

(000s omitted)                    1996          1995          1994
Balance at January 1           $59,417       $58,333       $55,137
Incurred relating to:
 Current year                   55,978        53,247        54,395
 Prior years                     1,970           988        (3,400)
Total incurred                  57,948        54,235        50,995
Paid relating to:
 Current year                   23,375        23,436        22,727
 Prior years                    31,423        29,715        25,072
Total paid                      54,798        53,151        47,799
Net balance at December 31     $62,567       $59,417       $58,333

Note F
Investments

Fixed Maturities
A comparison of amortized cost to fair value of fixed maturity investments by category at December 31 follows:

                                                   Amortized     Gross Unrealized         Fair
(000s omitted)                                          Cost      Gains    Losses        Value
                                                                       1996
United States government obligations              $   70,150   $  1,604   $   536   $   71,218
Obligations of states and political subdivisions      78,993      2,426       350       81,069
Public utilities                                     149,986      2,567     2,408      150,145
Industrial and miscellaneous                       1,000,227     33,921     9,070    1,025,078
Mortgage-backed securities                           575,902      9,385     6,842      578,445
Other                                                 23,872      1,376        74       25,174
Total fixed maturities                            $1,899,130   $ 51,279   $19,280   $1,931,129

                                                                       1995
United States government obligations              $   75,750   $  4,860   $    66   $   80,544
Obligations of states and political subdivisions      78,824      3,685        89       82,420
Public utilities                                     147,206      8,216       296      155,126
Industrial and miscellaneous                         989,348     71,124     2,510    1,057,962
Mortgage-backed securities                           634,236     19,404       627      653,013
Other                                                 27,950      3,695         -       31,645
Total fixed maturities                            $1,953,314   $110,984   $ 3,588   $2,060,710

During 1995, the Company sold one "held to maturity" investment with an amortized cost of $2,000,000. The sale, which resulted in a realized investment loss of $50,000, was made as a result of significant deterioration of the bond issuer's creditworthiness.

The amortized cost and fair value of fixed maturities at December 31, 1996, by contractual maturity, follow. Expected maturities differ from contractual maturities as borrowers may have the right to call or prepay obligations with or without penalties. In addition, corporate requirements may result in sales before maturity.

                              Amortized         Fair
(000s omitted)                     Cost        Value
Due in 1997                  $   23,091   $   23,349
Due in 1998 - 2001              223,938      229,792
Due in 2002 - 2006              453,073      462,647
Due after 2006                  623,126      636,896
Mortgage-backed securities      575,902      578,445
Total fixed maturities       $1,899,130   $1,931,129

Mortgage Loans on Real Estate

Mortgage loan diversification at December 31, 1996 is as follows:

                            Carrying       % of
(000s omitted)                 Value      Total
Property type
 Retail                     $155,054      60.2%
 Office                       28,307      11.0
 Industrial                   22,097       8.6
 Medical                      16,610       6.4
 Multi-family residential     11,309       4.4
 All other (1)                24,258       9.4
Total                       $257,635     100.0%
Geographic distribution
 California                 $ 42,760      16.6%
 Illinois                     33,754      13.1
 Florida                      29,463      11.4
 Indiana                      29,189      11.3
 Texas                        17,666       6.9
 North Carolina               16,231       6.3
 Virginia                     14,062       5.5
 All other (1)                74,510      28.9
Total                       $257,635     100.0%

(1)  No holdings in any other property
     type or state exceed $10,000,000.

Information on mortgage loan maturities at December 31, 1996 follows:

                            Scheduled
                            Principal   Balloon
(000s Omitted)               Payments  Payments     Total
1997                         $ 10,724  $ 29,096  $ 39,820
1998                           11,691     6,847    18,538
1999                           12,544     4,699    17,243
2000                           13,083     5,051    18,134
2001                           13,218    20,310    33,528
Due after 2001                 70,362    60,010   130,372
Total                        $131,622  $126,013  $257,635

Information on mortgage loan impairment for the years ended
December 31 follows:

(000s omitted)                                               1996       1995
Non-impaired loans (net of allowance:  $6,721; $7,171)   $248,217   $306,847
Impaired loans (without allowance)                          9,418      7,640
Impaired loans (net of allowance:  $-; $135)                    -      2,762
Total mortgage loans                                     $257,635   $317,249
Average investment in impaired mortgage loans            $  9,641   $  5,812
Income recognized on impaired mortgage loans                  584        732
Income received on impaired mortgage loans                    534        714

A rollforward of the allowance for mortgage loan losses follows:

(000s omitted)            1996      1995      1994
Balance at January 1    $7,306   $ 8,032   $12,031
Additions                    -       400     1,501
Deductions                (585)   (1,126)   (5,500)
Balance at December 31  $6,721   $ 7,306   $ 8,032

Realized Investment Gains and Losses

Details of realized investment gains (losses) for the years ended
December 31 follow:

(000s omitted)                     1996       1995        1994
Fixed maturities
 Gross gains                    $ 4,054    $ 7,257    $  2,026
 Gross losses                    (3,524)    (7,740)     (3,760)
Total fixed maturities              530       (483)     (1,734)
Mortgage loans on real estate       101        (52)        (82)
Equity securities                   355       (192)      1,371
Real estate and other              (352)      (690)     (1,161)
Realized investment
 gains (losses)                 $   634    $(1,417)    $(1,606)

Investment Income

Major sources of net investment income from continuing operations for the years ended December 31 follow:

(000s omitted)                       1996       1995       1994
Fixed maturities                 $139,039   $138,998   $134,866
Mortgage loans on real estate      25,668     27,981     32,008
Real estate and other               5,129      7,133      8,225
Policy loans                        3,828      3,643      3,459
Short-term                          2,751      2,969      2,530
Gross investment income           176,415    180,724    181,088
Investment expenses                10,657     11,940     14,448
Net investment income            $165,758   $168,784   $166,640

Investment expenses consist primarily of real estate and portfolio management expenses.

At December 31, 1996, the carrying value of investments that produced no income for the previous twelve month period was $4,286,000 or less than 1% of invested assets.

Unrealized Investment Gains and Losses

The following table details the net unrealized investment gains and losses included in shareholders' equity:

(000s omitted)                        1996       1995
Gross unrealized gains             $53,692   $112,849
Gross unrealized losses            (20,039)    (4,316)
DAC                                 (8,115)   (37,700)
Deferred income taxes               (8,930)   (21,035)
Net unrealized investment gains    $16,608   $ 49,798

The change in gross unrealized net gains and losses for fixed maturity investments was $(75,397,000), $226,872,000, and
$(201,808,000) in 1996, 1995, and 1994, respectively.

Non-Cash Investing Activities

During 1996, 1995, and 1994, non-cash investing activities totaled $8,461,000, $10,707,000, and $4,009,000, respectively, and consisted of real estate acquired through foreclosure of fixed maturities and mortgage loans on real estate, purchase money mortgages, and venture capital distributions of common stock.

Note G
Defined Benefit and Contribution Plans

Retirement Plans

The Company has three qualified defined contribution retirement plans: a non-contributory money-purchase retirement plan, a non-contributory discretionary profit sharing plan, and a contributory 401(k) plan. The plans cover substantially all employees who have met the prescribed requirements for participation. The Company contribution to the money-purchase retirement plan is 3% of each employee's compensation plus an additional 3% of compensation in excess of the Social Security wage base. The Company contribution to the profit sharing plan is at the discretion of the insurance subsidiaries' Boards of Directors in consultation with WNC's Board of Directors. Employees may contribute up to 12% of compensation to the 401(k) plan. The Company matches employee contributions dollar for dollar up to a maximum of 3% of compensation. The net pension expense for continuing operations for the defined contribution plans in 1996, 1995, and 1994 was $1,633,000, $1,237,000, and
$928,000, respectively. As a result of the Company's decision to dispose of the health business in 1996, the plans are considered partially terminated under present income tax law. The affect of the partial termination is an accelerated vesting schedule which vests at 100% those employees who leave the Company under certain conditions on or after August 1, 1996. Active employees who remain with the Company are not 100% vested until they meet the service requirements of the plans.

The Company has a non-qualified supplemental retirement plan under which benefits are paid to certain employees equal to the amounts by which the qualified plan benefits are reduced due to provisions of the Internal Revenue Code (IRC). At both December 31, 1996 and 1995, the unfunded liability for the supplemental retirement plan was not material. This Plan will be terminated at the completion of the merger with PennCorp and the benefits distributed to the participants.

The Company has two defined benefit retirement plans, the Washington National Retirement Plan ("WNIC Plan") and the United Presidential Corporation Employees' Retirement Plan ("UPI Plan") both of which cover certain grandfathered employees and agents. Benefits are based principally on years of service and compensation. In connection with the Company's disposal of the health business, the WNIC Plan was terminated on October 1, 1996.
The Company is committed to fund amounts sufficient to meet all benefit obligations under the WNIC Plan which are not covered by plan assets. The distribution of plan assets to participants will occur through the first half of 1997. The UPI Plan has been amended to terminate the accrual of future benefits. The funding policy is to contribute annually at least the minimum amounts required by the IRC.

The components of net periodic pension income reported in income from continuing operations for the defined benefit plans for the years ended December 31 follow:

(000s omitted)                                       1996      1995      1994
Interest cost on projected benefit obligations    $ 1,773   $ 1,734   $ 1,824
Actual return on plan assets                       (2,838)   (3,419)     (419)
Net amortization and deferral                         176     1,118    (2,054)
Net periodic pension income                       $  (889)  $  (567)  $  (649)

The funded status and the amounts reported in WNC's Consolidated
Balance Sheet as part of other liabilities for the defined benefit plans at December 31 follow:

(000s omitted)                                                     1996       1995
Actuarial present value of accumulated benefit obligations:
  Vested                                                       $(24,005)   $(26,501)
  Non-vested                                                        (81)        (78)
Accumulated benefit obligations                                $(24,086)   $(26,579)
Projected benefit obligations                                  $(24,086)   $(26,579)
Plan assets at fair value                                        24,624      25,482
Plan assets in excess of (less than) projected benefit
obligations                                                    $    538    $ (1,097)
Comprised of:
  Prepaid pension cost                                         $  4,389    $  3,190
  Unrecognized actuarial net loss                                (6,464)     (8,207)
  Unrecognized transition asset                                   2,613       3,920
Total                                                          $    538    $ (1,097)

In addition, WNC's Consolidated Balance Sheet includes an accrual of $3,500,000 for the estimated funding for the termination of the WNIC Plan.

Plan assets are invested principally in mutual funds, stocks, and venture capital funds. The WNIC Plan held 415,564 shares of WNC Common and 17,108 shares of WNC Preferred Stock at both December 31, 1996 and 1995 with a fair market value of $12,322,000 and $12,408,000, respectively. Dividends of $492,000 were received on the WNC Common and Preferred Stock in both 1996 and 1995. No WNC shares were purchased or sold during 1996 or 1995. The Company will repurchase the shares from the WNIC Plan in 1997 in connection with the distribution of plan assets to participants.

The actuarial assumptions used to measure the projected benefit obligations include:

                                                          1996      1995      1994
Weighted-average discount rate                            7.0%      7.0%      7.5%
Weighted-average expected rate of return on plan assets   7.6%      7.6%      7.6%

The UPI Plan and the WNIC Plan (prior to the WNIC's Plan termination) transition asset is being amortized over a fourteen-year period. Actuarial gains and losses are deferred and then amortized over a fourteen-year period when the cumulative deferred amounts exceeded certain limits.

Postretirement Benefit Plan

In addition to WNC's retirement programs, the Company provides a contributory group life and medical insurance plan to certain eligible retirees and certain grandfathered active employees who have met a combination of age and service requirements (the
Plan). The Plan pays a stated percentage of most medical expenses, reduced for deductibles and payments made by government programs or other group coverage. Active employees who are not included in the grandfathered group are eligible for $10,000 of life insurance benefits under the Plan after reaching a combination of age and service requirements.

In 1993, the Company established a Voluntary Employees' Beneficiary Association (VEBA) trust under section 501(c)(9) of the IRC for the purpose of paying out postretirement benefits to plan participants. The VEBA is funded annually, based on the difference between the net periodic postretirement benefit expense as measured by statutory accounting rules and the retiree medical claims incurred during the respective periods, subject to certain IRC limitations. Assets of the VEBA trust were invested in a short-term government money market fund and corporate demand notes at December 31, 1996.

The components of net periodic postretirement benefit expense for continuing operations for the years ended December 31 follow:

(000s omitted)                                  1996      1995      1994
Interest cost                                 $1,657    $1,537    $1,654
Service cost                                      53        40        46
Return on plan assets                           (234)     (181)      (23)
Net amortization and deferral                     51        68       188
Net periodic postretirement benefit expense   $1,527    $1,464    $1,865

The funded status of the plan and the amount recognized in WNC's
Consolidated Balance Sheet as part of other liabilities at December 31 follow:

(000s omitted)                                                               1996        1995
Accumulated postretirement benefit obligation
 Retirees, dependents, and disabled participants                         $(22,024)   $(27,578)
 Fully eligible active plan participants                                     (680)       (997)
 Other active plan participants                                              (263)     (1,048)
Total accumulated postretirement benefit obligation                       (22,967)    (29,623)
Fair value of plan assets                                                   6,568       4,516

Accumulated postretirement benefit obligation in excess of plan assets   $(16,399)   $(25,107)
Comprised of
 Accrued postretirement benefit expense                                  $(21,700)   $(23,074)
 Unrecognized actuarial net gain (loss)                                     5,134      (2,215)
 Unrecognized prior service cost                                              167         182
Total                                                                    $(16,399)   $(25,107)

The actuarial assumptions used to measure the postretirement benefit obligation include:

                                               1996      1995      1994
Weighted-average discount rate                7.25%     7.00%     7.50%
Weighted-average after-tax expected rate of
 return on plan assets                        4.60%     4.60%     4.60%
Estimated income tax rate                    34.00%    34.00%    34.00%

The health care cost trend rate in 1996 was 11.1% for pre-age 65 and 9.3% for post-age 65 participants, graded evenly to 5.0% in 13 years. The health care trend rate used in 1995 was 11.5% for pre-age 65 and 9.7% for post-age 65 participants, graded evenly to 5.0% in 14 years. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the trend rate by 1% per year would increase the accumulated postretirement benefit obligation by $1,939,000 at December 31, 1996 and the aggregate of the service and interest cost components of net periodic postretirement benefit expense by $197,000 in 1996.

Note H
Reinsurance

The effect of reinsurance on insurance premiums and policy charges earned from continuing operations for the years ended
December 31 follows:

(000s omitted)                            1996       1995       1994
Direct premiums and policy charges    $206,659   $198,803   $193,181
Premiums ceded                         (49,091)   (53,396)   (56,873)
Net premiums and policy charges       $157,568   $145,407   $136,308

Reinsurance benefits ceded from continuing operations were $19,837,000, $19,619,000, and $19,134,000, in 1996, 1995, and
1994, respectively.

At December 31, 1996, approximately 66% of WNC's total reinsurance recoverables related to the Company's discontinued operations. Of the 66%, 85% was from PLIC as a result of the sale of the individual and small group business and 12% was due from UNUM Life Insurance Company. Of WNC's total reinsurance recoverables, 21% were due from Combined Insurance Company of America.

The Company uses yearly renewable term reinsurance at an insurance subsidiary to maintain statutory profitability and other statutory financial requirements while sustaining growth. The cumulative contribution to statutory basis capital and surplus from this reinsurance was $8,018,000 and $8,202,000 at December 31, 1996 and 1995, respectively. These transactions do not materially impact the Company's GAAP financial statements.

Note I
Stock and Incentive Plans

WNC sponsors a Stock Benefit Plan (the Plan) which is administered by the Compensation Committee (the Committee) of WNC's Board of Directors. The Plan allows for awards of non-qualified and incentive stock options and stock appreciation rights to key managerial employees. Employees are eligible for awards of restricted stock that may be granted or sold in tandem with the grants of a stock option. The Plan also provides for grants of non-qualified stock options to non-employee directors. There were no incentive stock options or stock appreciation rights outstanding in 1994, 1995, or 1996.

Non-qualified stock options issued to key employees and non-employee directors prior to March 12, 1993 were originally exercisable up to 20 years from the date of grant. Non-qualified stock options issued on or after March 12, 1993 to key employees were originally exercisable up to 10 years from the date of grant. Non-qualified stock options issued to non-employee directors on or after March 12, 1993 were originally exercisable at anytime from six months to 10 years after the date of grant.

The Committee passed an amendment to the Plan during the fourth quarter of 1996 which deemed that all of the outstanding stock options and restricted stock will be 100% vested as of the date of the merger with PennCorp and will be exchanged for cash at that time.

The pretax compensation expense relating to restricted stock which was recognized in the financial statements was $84,000 and $262,000 in 1996 and 1995, respectively.

Additional information on the WNC Stock Benefit Plan follows:

                                               Issuable Under Outstanding Options
                                       1996                  1995                  1994
                      Available            Weighted              Weighted              Weighted
                      For Grant             Average               Average               Average
                         During            Exercise              Exercise              Exercise
                           1996    Shares     Price      Shares     Price      Shares     Price
January 1 balance       393,543   889,093    $21.80     777,649    $22.10     685,244    $21.38
Stock Options
  Granted              (180,000)  180,000     26.77     174,500     18.82     167,500     24.14
  Exercised                      (126,038)    21.06     (31,832)    12.24     (22,367)    11.77
  Forfeited              11,300   (11,300)    22.21     (31,224)    22.36     (52,728)    23.66
Restricted Stock
  Issued                 (4,900)
  Canceled                9,375
December 31 balance     229,318    931,755   $22.86     889,093    $21.80     777,649    $22.10
Options exercisable                534,285    21.99     511,102     21.54     420,975     21.30

Information about stock options outstanding at December 31, 1996, is summarized as follows:

                             Options Outstanding (1)                   Options Exercisable (1)
                                       Weighted        Weighted                         Weighted
       Range of       Number  Average Remaining         Average           Number         Average
 Exercise Price  Outstanding   Contractual Life  Exercise Price      Exercisable  Exercise Price
$10.21 - $13.51       78,855                4.05          $10.30           78,855          $10.30
 15.04 -  17.44       12,750               14.83           16.17           12,750           16.17
 18.38 -  19.74      148,700                7.81           18.56           45,740           18.98
 20.46 -  22.91      121,450                6.29           21.62          116,160           21.58
 24.06 -  27.21      570,000                6.74           26.13          280,780           26.20

(1) All outstanding options will be fully vested as of the date of the merger with PennCorp and settled in cash.

The weighted average fair value per share of options granted was $2.15 and $2.28 in 1996 and 1995, respectively. The weighted average fair value per share of awards of restricted stock issued in 1995 and 1996 was $29.50.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used for both 1996 and 1995 grants: dividend yield of 3.91 percent and an expected stock price volatility of 19.5 percent. A risk free interest rate of
5.80 percent and 6.68 percent was used for 1996 and 1995 grants, respectively. The assumption for the expected life of an option was .96 years and 1.95 years for 1996 and 1995, respectively, due to the pending merger.

Note J
Capital Stock

Convertible Preferred Stock

WNC has 10,000,000 authorized shares of $5 par value Preferred Stock with 143,000 shares outstanding that are designated as $2.50 Convertible Preferred Stock. Each share is entitled to a cumulative annual dividend of $2.50 and a preference of $50 in the event of involuntary liquidation of WNC and $55 in the event of voluntary liquidation. Further, each share is convertible at any time into 1.875 shares of Common Stock at the option of the holder and is redeemable at $55 at the option of WNC. Each holder is entitled to one vote for each share held. The $2.50 Convertible Preferred Stock and the Common Stock vote together as one class. All outstanding shares will be redeemed in connection with the merger with PennCorp.

Stock Purchase Rights

At December 31, 1996 and 1995, WNC had one outstanding Common
Stock Purchase Right for each outstanding share of Common Stock.
All of the Rights expired in January 1997.

The Rights would have become exercisable only if a person or group acquired 20% or more of WNC's Common Stock or announced a tender offer following which it would hold 30% or more of such Common Stock. If the Rights had become exercisable, a holder would have been entitled to buy from WNC one share of WNC Common Stock at a price of $100 per share. If, after the Rights had become exercisable, WNC was acquired in a merger or other business combination or more than 50% of WNC's assets or earning power were sold, each Right would have entitled its holder to buy that number of shares of Common Stock of the acquiring company having a fair value of twice the exercise price of the Right. Alternatively, if a 20% WNC shareholder acquired WNC by means of a merger in which WNC and its Common Stock survive or that shareholder engages in self-dealing transactions with WNC, each Right not owned by the 20% holder would have become exercisable for that number of shares of WNC Common Stock which have a fair value of twice the exercise price of the Right. One additional Right was distributed with each share of WNC Common Stock issued in the future. The Rights were redeemable by WNC at $.01 per Right prior to the time that 20% or more of WNC's Common Stock has been accumulated by a person or group or within ten days thereafter under certain circumstances.

Common Stock

WNC has 60,000,000 authorized shares of $5 par value Common Stock including treasury shares. At December 31, 1996, 13,820,000 shares of WNC's Common Stock were reserved for future issuance:
12,358,000 shares for future exercises of Purchase Rights that expired in January 1997; 267,000 shares for conversion of outstanding Convertible Preferred Stock; 1,161,000 shares for exercise of options to purchase Common Stock and for use in connection with the restricted stock grants; and 34,000 shares for issuance of Common Stock in connection with the dividend reinvestment plan. The annual dividend paid on WNC Common Stock in 1996, 1995, and 1994 was $1.08 per share.

Earnings Per Share

The number of shares used in computing earnings per share follows:

(000s omitted)                             1996      1995      1994
Primary
 Average common shares outstanding       12,270    12,194    12,144
 Assumed exercise of options                168        56        81
Total average shares                     12,438    12,250    12,225

Fully Diluted
 Average common shares outstanding       12,270    12,194    12,144
 Assumed conversion of preferred stock        -       269       271
 Assumed exercise of options                176       176        81
Total average shares                     12,446    12,639    12,496

Pro forma Net Income and Earnings Per Share

The pro forma impact on net income and earnings per share of computing compensation cost for the Company's stock options and restricted stock based on the fair value at the date of grant follows:

(000s omitted)                        1996      1995
Net Income
 As reported                        $6,328   $33,860
 Pro forma                           5,847    33,833
Primary Earnings Per Share
 As reported                          0.48      2.73
 Pro forma                            0.44      2.73
Fully Diluted Earnings Per Share
 As reported                          0.48      2.68
 Pro forma                            0.44      2.68

The pro forma effects on income and earnings per share are not likely to be representative of the effects on reported net income in future years as 1995 and 1996 pro forma amounts include only the 1995 and 1996 grants, and reflects these grants fully vesting in 1996 instead of over five years.

Note K
Income Taxes

Components of WNC's deferred tax liabilities and assets at December 31 follow:

(000s omitted)                                         1996       1995
Deferred tax liabilities:
 DAC                                                $76,641   $ 75,789
 Unrealized investment gains                         11,288     33,768
 Accrued bond discount                                1,791      1,630
 Joint ventures and venture capital investments       1,781      2,150
 Other                                                  871      1,739
Total deferred tax liabilities                       92,372    115,076
Deferred tax assets:
 Policy liability adjustments                        57,469     65,576
 Liabilities for employee benefits                   13,192     14,004
 Realized investment losses                           8,384      5,826
 Net liabilities related to discontinued business     4,924          -
 Other                                                4,286      4,768
Total deferred tax assets                            88,255     90,174
Valuation allowance                                  (7,881)   (5,196)
Deferred tax assets, net of valuation allowance      80,374     84,978
Net deferred tax liabilities                        $11,998   $ 30,098

Other than capital gain or loss items, the nature of WNC's deferred tax assets and liabilities is such that the general reversal pattern for these temporary differences is expected to result in a full realization of WNC's deferred tax assets.

At December 31, 1996, WNC had capital loss carryforwards for tax return purposes of $110,000, which will expire in 2000. For financial reporting purposes, a valuation allowance has been recognized to offset the deferred tax assets related to those carryforwards, investment loss reserves, and other capital loss-related deferred tax assets not expected to be realized. The valuation allowance increased by $2,685,000 in 1996 and decreased by $10,510,000 in 1995.

Prior to 1984, WNC's life insurance subsidiaries were required to accumulate certain untaxed amounts in a memorandum "policyholders' surplus account." Under the Tax Reform Act of 1984, the "policyholders' surplus account" balances were capped at December 31, 1983 and taxed only to the extent distributed to shareholders or when they exceed certain prescribed limits. WNC's life insurance subsidiaries do not intend to make any taxable distributions or to exceed the prescribed limits in the foreseeable future; therefore, no income tax provision has been made for those purposes. However, if such taxes were assessed, the amount of tax payable would be approximately $19,922,000. At December 31, 1996, the combined "policyholders' surplus account" of WNC's life insurance subsidiaries approximates $57,000,000.

Under current and prior law, income of WNC's life insurance subsidiaries taxed on a current basis is accumulated in a shareholders' surplus account and can be distributed without tax to WNC. At December 31, 1996, this shareholders' surplus was $279,711,000.

The following reconciles the difference between actual tax expense and the amounts obtained by applying the statutory federal income tax rate of 35%:

(000s omitted)                                                   1996      1995      1994
Income tax at statutory rate applied to income from
  continuing operations before income taxes                   $17,222   $13,512   $12,240
Tax expense not recognized on certain GAAP-basis
  capital gains or losses                                       (920)   (1,484)    (2,179)
Investment income not taxed                                     (286)     (299)      (452)
Merger related expenses                                          544         -          -
Amortization of purchase accounting adjustments                  247       266        523
Other                                                             72       (94)       224
Income tax expense from continuing operations                 16,879    11,901     10,356
Comprised of:
  Current expense                                             15,161     9,879      7,173
  Deferred expense                                             1,718     2,022      3,183
Income tax expense from continuing operations                 16,879    11,901     10,356
Income tax expense (benefit) from discontinued operations    (13,088)    3,567      2,989
Total income tax expense                                     $ 3,791   $15,468    $13,345

Deferred income taxes (benefits) of $(11,526,000), $45,045,000, and $(24,451,000) have been provided in 1996, 1995, and 1994, respectively, which are recorded as a direct charge to shareholders' equity rather than net income. These taxes primarily relate to the change in net unrealized investment gains and losses.

Income taxes paid by WNC were $10,759,000, $12,969,000, and $8,120,000 in 1996, 1995, and 1994, respectively.

The Internal Revenue Service is currently examining the Company's tax returns for 1992 through 1994.

Note L
Commitments and Contingencies

Leases

WNC has noncancelable operating leases primarily for office space and office equipment, the most significant of which is a twenty-year lease of the Company's home office building with a related party as lessor. Future minimum lease payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 1996 follow:

(000s omitted)
1997                               $ 6,393
1998                                 5,084
1999                                 4,247
2000                                 3,925
2001                                 3,620
Thereafter                          40,952
Total minimum lease commitments    $64,221
</TABLE

Of the above future minimum lease commitments, $6,378,000 has been accrued for as part of the loss on sale of discontinued operations.



Rental expenses for continuing operations were $2,658,000, $3,348,000, and $2,893,000, in 1996, 1995, and 1994,
respectively.

As a result of the proposed merger with PennCorp, the Company is exploring the subleasing of its home office building. A sublease could result in a charge to earnings in future periods.

Financial Guarantees

The Company has entered into certain financial guarantees. A financial guarantee is a conditional commitment to guarantee the payment of an obligation by an unrelated entity to a third party and has off-balance sheet credit risk. The exposure to credit risk is represented by the amount the Company would be required to pay under certain circumstances.

At December 31, 1996 the Company had three financial guarantees totaling $11,460,000 with related letters of credit totaling
$2,104,000 and a construction completion guarantee. At December
31, 1995 the Company had three financial guarantees totaling
$11,600,000, related letters of credit of $2,133,000 and a construction completion guarantee. The Company feels it has adequate reserves for related potential losses.

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

In June 1996, the estate of a retired employee filed a lawsuit in the United States District Court for the Northern District of
Illinois against WNC, WNC's wholly-owned subsidiary, WNIC, and the three individual trustees of the Washington National
Insurance Company Home Office Group Insurance Plan (the Plan), and the Plan. The plaintiff purports to represent a class consisting of eligible retirees under the Plan who retired before January 1, 1992.

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



State Guaranty Funds

Under insolvency or guaranty laws in most states in which the Company's insurance subsidiaries operate, insurers can be assessed for policyholder losses incurred by insolvent insurance companies. At present, most insolvency or guaranty laws provide for assessments based on the amount of insurance underwritten in a given jurisdiction. The Company's insurance subsidiaries paid
$1,137,000, $1,934,000, and $2,850,000 in state guaranty fund assessments in 1996, 1995, and 1994, respectively, and had accrued liabilities of $4,483,000 and $3,478,000 for estimated future assessments at December 31, 1996 and 1995, respectively.

For 1996, $327,000 and $1,606,000 of the above paid and accrued guaranty fund assessments, respectively, relate to the discontinued operations.

The Company's accounting policy with regard to payments to state guaranty funds is to treat as assets any such payments in those states where current law allows an offset against future premium taxes if the Company expects to utilize the asset. At December
31, 1996 and 1995, other assets included $2,799,000 and $5,226,000, respectively, of deferred payments to state guaranty funds. Generally, these amounts will be used to offset future premium tax payments over periods from five to ten years. Under certain circumstances, including changes in state laws and a change in the Company's product mix, such amounts might become unrecoverable.

Note M
Mortgage Payable and Credit Arrangements

Mortgage Payable

Mortgage payable consisted of $740,000 and $1,309,000 at December
31, 1996 and 1995, respectively, for a mortgage on investment real estate, with an interest rate of 6.5% that matures in July, 1997. The property is pledged as collateral, with a carrying value of $6,753,000 at December 31, 1996.

Interest paid on borrowings by WNC was $74,000, $110,000, and $406,000, in 1996, 1995, and 1994, respectively.

Credit Arrangements

WNC has a line of credit available with a bank for short-term borrowings amounting to $10,000,000 which was unused at December
31, 1996. The line of credit arrangement is renewable annually, but credit can be withdrawn at the bank's option.

In addition, WNC has four letters of credit with varying terms and conditions totaling $2,184,000. As of December 31, 1996, all of the letters of credit were unused.

Note N
Statutory Financial Information

The insurance companies of WNC prepare statutory financial statements in accordance with accounting principles and practices prescribed or permitted by the insurance department of the applicable state of domicile. Prescribed statutory accounting practices currently include state laws, regulations, and general administrative rules applicable to all insurance enterprises domiciled in a particular state, as well as practices described in National Association of Insurance Commissioners' publications.
Permitted practices include practices not prescribed, but allowed, by the domiciliary state insurance department. The prescribed and permitted statutory accounting practices differ from GAAP.



Current statutory practice does not address reserves for certain endowment features of several life insurance products marketed by one of the Company's subsidiaries. The subsidiary uses a practice permitted by its state of domicile and discounts the future benefit using mortality and interest rate assumptions.

A summary of statutory net income and capital and surplus as of and for the years ended December 31 follows:


(000s omitted)                      1996      1995      1994
Statutory net income            $ 19,482  $ 18,278  $ 18,633
Statutory capital and surplus    240,034   231,930   221,270

Dividends From Subsidiaries

The amount of dividends available for distribution without prior regulatory approval is limited by regulatory restrictions. This amount is the greater of: a) 10% of the insurance subsidiaries' statutory capital and surplus as of the preceding year end; or b) the insurance subsidiaries' statutory net income from operations for the preceding year. WNC's insurance companies are permitted a maximum of $23,950,000 in dividend distributions to WNC in 1997 without the prior approval of regulatory authorities. WNC received dividends of $11,200,000 from WNIC in 1996. In connection with the pending merger, the Illinois Insurance Department has approved WNIC's request to pay an extraordinary dividend of $75,000,000 in 1997.

Note O
Fair Value of Financial Instruments

The fair values of certain financial instruments along with their corresponding carrying values at December 31, 1996, and 1995 follow. As the fair value of all WNC's assets and liabilities is not presented, this information in the aggregate does not represent the underlying value of WNC. WNC does not have any financial instruments held or issued for trading purposes.

                                                 1996                       1995
                                             Fair    Carrying           Fair    Carrying    Valuation
(000s omitted)                              Value       Value          Value       Value       Method
Financial assets
  Fixed maturities                     $1,931,129  $1,931,129     $2,060,710  $2,060,710          (1)
  Equity securities                         1,745       1,745          1,994       1,994          (1)
  Mortgage loans on real estate           271,965     257,635        336,366     317,249          (2)
  Policy loans                             54,258      55,798         53,665      56,279          (3)
  Cash and short-term investments         106,426     106,426         56,925      56,925          (4)
  Investment proceeds receivable            1,092       1,092          2,289       2,289          (4)
  Accrued investment income                31,671      31,671         32,652      32,652          (4)
  Separate Account investment                   -           -         11,840      11,840          (4)
Financial liabilities
  Investment-type insurance contracts   1,043,707   1,070,581      1,131,665   1,161,263          (3)
  Mortgage payable                            757         740          1,328       1,309          (2)
  Short-term borrowings                         -           -          3,100       3,100          (4)
Off-balance sheet guarantees
  Real estate developments                    110           -            157           -          (5)

(1) Fair values are based on publicly quoted market prices at the close of trading on the last business day of the year. In cases where publicly quoted market prices are not available, fair values are based on estimates using values obtained from independent pricing services or, in the case of private placements, by discounting expected future cash flows using a current market rate applicable to the yield, credit quality, and maturity of the investments.
(2) Fair values are estimated using discounted cash flow analyses based on interest rates currently being offered for similar loans to borrowers with similar credit ratings. A pricing cap is put on mortgage loans that carry significant above-market interest rate yields to reflect the prepayment risk.
(3) Fair values are estimated using discounted cash flow calculations based on interest rates currently being offered for similar contracts with similar maturities.
(4)  Carrying value approximates fair value.
(5) Fair values are based on estimates of fees to guarantee similar developments. In addition, the Company has a construction completion guarantee pertaining to a joint venture investment. The Company does not feel that estimating a fair value for the instrument is practicable due to the inability to estimate cash flows. See Note L for further discussion of guarantees.

Note P
Segment Information

WNC has two business segments: insurance operations and corporate and other. The corporate and other segment includes realized investment gains and losses and operations that do not specifically support the insurance operations. Assets not individually identifiable by segment are allocated, generally, based on the amount of segment liabilities. Depreciation expense and capital expenditures are not material. Revenues, pretax income from continuing operations, and assets by segment for the years ended and at December 31 follow:

(000s omitted)                                   1996         1995         1994
Revenues from continuing operations
  Insurance operations                     $  318,092   $  309,054   $  299,105
  Corporate and other                          10,615        8,062        6,215
Consolidated total                         $  328,707   $  317,116   $  305,320
Pretax income from continuing operations
  Insurance operations                     $   44,361   $   37,794   $   34,397
  Corporate and other                           4,845          813          574
Consolidated total                         $   49,206   $   38,607   $   34,971
Assets
  Insurance operations                     $2,431,614   $2,512,050   $2,345,240
  Corporate and other                         217,138      213,692      215,082
  Discontinued operations                     220,444      287,156      250,246
Consolidated total                         $2,869,196   $3,012,898   $2,810,568

Actuarial estimates are used in determining certain policy liabilities and deferred acquisition costs which in turn effect the reported profitability of the insurance operations segment. Actual results can differ materially from these actuarial estimates. In addition, changes in these estimates, where required, may have a significant effect on reported net income, especially in the year of the change.

The profits of the insurance operations segment are highly dependent on interest rate spreads, which is the difference between the amount earned on investments and the amount credited to policyholders. Increases in market interest rates could result in the need to credit higher rates to policyholders without a comparable increase in the rate earned on the Company's invested assets; they could also result in customers surrendering their policies to obtain higher rates from other insurance companies or alternative products. Decreases in market interest rates could result in inadequate spreads due to the inability to lower credited rates below certain minimum guarantees as to such rates.

The profitability of most of the Company's products depends on the ability to attract and retain customers at a price level sufficient to cover the various expenses incurred by the Company. The nature of these products is such that customers can in most cases easily transfer to other insurance carriers offering more attractive coverage. The profitability of the products may change over time depending on the degree of competition in the markets for such products.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

                            PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors of the Registrant

Certain information about the directors of WNC is set forth below. WNC's board is divided into three classes: Class A directors-Frederick R. Blume, Elaine R. Bond, Stanley P. Hutchison, and Robert W. Patin; Class B directors-W. Francis Brennan, John R. Haire, George P. Kendall, Jr., and Rex Reade; and Class C directors-Ronald L. Bornhuetter, Lee A. Ellis, Frank
L. Klapperich, Jr., and Lee M. Mitchell. The terms of office of Class A, Class B and Class C directors expire in 1997, 1998, and 1999, respectively, or in each case until the election and qualification of their successors.

Frederick R. Blume-Managing Partner, Founder, Capital Health
Venture Partners, Denver, Colorado

Frederick R. Blume, age 54, was elected a director of WNC in 1993, and he serves on the audit and compensation committees. Mr. Blume is founder and managing partner of Capital Health Venture Partners, a Denver-based venture capital management company established in 1985. Previously, Mr. Blume was a managing director of PaineWebber Capital Markets and has also been vice president of corporate finance for A.G. Becker & Company and Kidder, Peabody & Co., Inc. In addition to being on the faculty of Carroll Graduate School of Management, Boston College, Mr. Blume also serves as a director of US Servis, Inc. and Cytyc Corporation.

Elaine R. Bond-Former Senior Consultant and Chase Manhattan Bank
Fellow, The Chase Manhattan Bank, N.A., New York, New York

Ms. Bond, age 61, was elected a director of WNC in 1992, and she serves on the audit and compensation committees. Ms. Bond was associated with The Chase Manhattan Bank, N.A. from 1981 as senior vice president and corporate staff head for the use of technology in the bank, until her retirement in December 1994. In 1993, she became a Chase Manhattan Bank Fellow and Senior Consultant and was responsible for overseeing research projects, consulting with executives of the bank, and influencing industry directions. From 1957 to 1981, Ms. Bond was associated with IBM Corporation where she served in a number of capacities, including the position of director of information services. Ms. Bond also serves as a director of Novell, Inc.

Ronald L. Bornhuetter-Chairman of the Board and Chief Executive
Officer of NAC Re Corporation, Greenwich, Connecticut

Mr. Bornhuetter, age 64, was elected a director of WNC in 1992, and he serves on the executive, finance and compensation committees, the last of which he serves as chairman. Mr. Bornhuetter is chairman of the board and chief executive officer of NAC Re Corporation, a publicly held property and casualty reinsurance company. Prior to his employment with NAC Re Corporation, Mr. Bornhuetter was associated with General Re Corporation from 1966 to 1985, where he served in a number of capacities, including the position of chief financial officer. Mr. Bornhuetter also is a trustee of the College of Wooster, Wooster, Ohio.

W. Francis Brennan-Former Executive Vice President, UNUM
Corporation, Portland, Maine

Mr. Brennan, age 60, was elected by the board as a director of WNC in 1995, and he serves on the finance and board affairs committees. He retired from UNUM Corporation in December 1994 as executive vice president, a position he held since 1991. In his 10 years with UNUM, Mr. Brennan developed and executed the company's corporate development and international expansion strategies.

Lee A. Ellis-Former Senior Vice President for Business and
Finance, Northwestern University, Evanston, Illinois

Mr. Ellis, age 67, was elected a director of WNC in 1982, and he serves on the compensation, executive, finance and board affairs committees, the last of which he serves as chairman. He was associated with Northwestern University, a private institution of higher education, as senior vice president for business and finance from 1976 until his retirement in 1990.

John R. Haire-Chairman, Committee of Independent Directors, Dean
Witter Group of Investment Companies, New York, New York

Mr. Haire, age 72, has been a director of WNC since 1969, and he serves on the finance and board affairs committees. In 1989, he was elected chairman of the committee of independent directors of the Dean Witter Group of Investment Companies. Between 1978 and 1989 he was president and chief executive officer of the Council for Aid to Education, Inc., a not-for-profit corporation promoting financial aid to higher education. Mr. Haire is also a director of the Dean Witter Group of Mutual Funds.

Stanley P. Hutchison-Former Chairman of the Board and Chief
Executive Officer, WNC and Washington National Insurance Company,
Lincolnshire, Illinois

Mr. Hutchison, age 73, was elected a director of WNC in 1968, and he serves on the audit and finance committees. In 1988, he retired as chairman of the board and chief executive officer of WNC, positions he held since 1983 and 1978, respectively. From 1976 until his retirement, he also was chairman of the board and chief executive officer of WNIC.

George P. Kendall, Jr.-Former Vice Chairman, WNC, and former
President, Washington National Insurance Company, Lincolnshire,
Illinois

Mr. Kendall, age 62, was elected a director of WNC in 1974, and he serves on the executive, board affairs and audit committees, the last of which he serves as chairman. He retired in January 1991 as vice chairman of WNC, a position he held since 1984. After holding various positions at WNIC for 16 years, Mr. Kendall was elected its president and a director in 1983, serving as a member of the executive committee and as chairman of the finance committee of the board of directors until his retirement in January 1991.

Frank L. Klapperich, Jr.-President, Charter Capital Corporation,
Chicago, Illinois

Mr. Klapperich, age 62, was elected a director of WNC in 1991, and he serves on the compensation, executive and finance committees, the last of which he serves as chairman. He is president of Charter Capital Corporation, a private investment company. Prior thereto, Mr. Klapperich had a 29-year investment banking career with Kidder Peabody & Co., Inc. and was a senior vice president of that firm at the time of his retirement in 1990. Mr. Klapperich also serves as a director of TC Manufacturing Co., Inc. and Newcor, Inc.

Lee M. Mitchell-Principal, Golder, Thoma, Cressey, Rauner, Inc.,
Chicago, Illinois

Lee M. Mitchell, age 54, was elected a director of WNC in 1993, and he serves on the audit, compensation and board affairs committees. Mr. Mitchell is a principal in the private equity investment firm of Golder, Thoma, Cressey, Rauner, Inc., ("GTCR"), which specializes in the acquisition or recapitalization of companies in fragmented, consolidating industries in partnership with leading executives. Prior to joining GTCR in 1994, Mr. Mitchell was the president and CEO of The Field Corporation and its predecessor, Field Enterprises, Inc., private management and holding companies with interests in publishing, communications, paper manufacturing and commercial real estate. Mr. Mitchell also was a partner in the law firm of Sidley & Austin, where he maintained a corporate and federal regulatory practice. He serves as a member of the Board of Governors of The Chicago Stock Exchange and as a director of Paging Network, Inc., American Medserve Corp., ERO, Inc. and a number of private companies.

Robert W. Patin-Chairman of the Board, President and Chief
Executive Officer, WNC, Lincolnshire, Illinois

Mr. Patin, age 54, was elected chairman of the board and chief executive officer of WNC and chairman of the executive committee in July 1988. At that time, he also assumed the position of chairman of the board of WNIC. Mr. Patin served as chairman of the board, president and CEO of WNIC until June 1996. Mr. Patin, a director of WNIC, serves on WNIC's finance committee. He also is a director of certain affiliated companies of WNC, including UPC and UPI. Mr. Patin also is a director of Evanston Hospital Corporation.

Rex Reade-Former Chairman of the Board, Rust-Oleum Corporation,
Vernon Hills, Illinois

Mr. Reade, age 72, was elected a director of WNC in 1983, and he serves on the audit and board affairs committees. He was associated with Rust-Oleum Corporation, a manufacturer of rust-preventive coatings, since 1959 and was chairman of that company until his retirement in 1988.

Executive Officers of the Registrant

Certain information about executive officers of WNC is set forth below. The executive officers of WNC are elected annually by the board of directors at the first meeting of the board held after the annual meeting of stockholders. Executive officers continue to hold office until their successors are duly elected and qualified or until their death, resignation or removal by the board.

Wade G. Brown

Mr. Brown, age 59, joined WNC and WNIC as executive vice president and chief information officer in June 1993. From 1990 to 1993, Mr. Brown was president of Integrated Technology Consultants, Inc. Prior to that, Mr. Brown spent over seven years with Computer Language Research, Inc. where his last position was as director of information services. Mr. Brown is a director of UPI and WNIC and serves on WNIC's executive and finance committees.

Robert W. Patin

See discussion above.

James N. Plato

Mr. Plato, age 48, was elected chairman of the board, president and chief executive officer of UPC and its principal subsidiary, UPI, effective February 1994. From January 1993 through January 1994, Mr. Plato served as president and chief operating officer of UPC and UPI. From March 1992 through December 1992, Mr. Plato held the position of executive vice president and chief marketing officer. Mr. Plato joined UPI in 1990 as its senior vice president and chief marketing officer. Mr. Plato is also a director of WNIC.

Thomas Pontarelli

Mr. Pontarelli, age 47, was elected chairman of the board, president and chief executive officer of WNIC in July 1996. Mr. Pontarelli began his career at WNIC in 1974 and was elected vice president, general counsel and corporate secretary of WNC in 1984. Prior to his current position, Mr. Pontarelli was executive vice president, law and administration of both WNC and WNIC, positions he was elected to in 1989. In addition to chairing WNIC's board and executive committee, he is a member of its finance committee and UPC and UPI's board of directors.

Thomas C. Scott

Mr. Scott, age 50, has been executive vice president and chief financial officer of WNC and executive vice president, chief financial officer and chief actuary of WNIC and head of its financial division since 1989. Mr. Scott joined WNIC in November 1974. He currently serves on the boards of directors of WNIC, UPC, and UPI and is a member of the executive committee and chairman of the finance committee of WNIC's board of directors.

     SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely on WNC's review of reports on Forms 3, 4 and 5 and amendments thereto furnished to it pursuant to Rule 16a-3(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and certain written representations, during its most recent fiscal year, no person who, at any time during the fiscal year, was a director, officer or beneficial owner of more than ten percent of any class of equity securities of WNC registered pursuant to Section 12 of the Exchange Act, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

Item 11.  Executive Compensation

The following tables set forth the compensation information for the years 1994 through 1996 with respect to WNC's chief executive officer and the four most highly compensated executive officers of WNC whose cash compensation exceeded $100,000 in 1996.

                                      SUMMARY COMPENSATION TABLE
                                                                           Long Term
                                      Annual Compensation                Compensation
                                                                          Awards                        All
                                                                     (Securities                      Other
          Name and                                   Other Annual    Underlying-               Compensation
Principal Position       Year     Salary      Bonus  Compensation    Option/(#))   Payouts           (3)(4)
R. W. Patin              1996   $573,620   $425,891   $ 23,137 (1)        25,000   $85,178 (2)     $142,136
Chairman of the Board,   1995    546,990    330,000     14,886            25,000    81,510           81,486
President and CEO        1994    521,398    275,000     16,703            25,000                     81,210
WNC

W. G. Brown              1996    194,489    111,390     10,721 (1)        10,000    22,278 (2)       47,781
Executive Vice           1995    183,927     88,000     60,061            10,000    21,318           30,947
President and Chief      1994    178,773     77,500    110,637            10,000                     20,472
Information Officer
WNC and WNIC

J. N. Plato              1996    307,015    182,010     17,346 (1)        20,000    36,402 (2)      46,457
Chairman of the Board,   1995    259,868    135,000     13,910            10,000    30,402          40,526
President and CEO        1994    235,300    111,000     10,163            10,000                    38,867
UPI

T. Pontarelli            1996    253,405    151,230     13,506 (1)        15,000    30,246 (2)      58,692
Chairman of the Board,   1995    233,428    115,500     10,407            10,000    27,090          36,417
President and CEO        1994    222,190     96,000     11,519            10,000                    34,784
WNIC

T. C. Scott              1996    246,000    142,290      7,512 (1)        10,000    28,458 (2)      56,893
Executive Vice           1995    234,832    113,500      4,653            10,000    27,234          36,273
President and Chief      1994    223,132     93,000      4,049            10,000                    34,743
Financial Officer
WNC and WNIC

(1)  Includes $23,137, $10,721, $17,346, $13,506, and $7,512 paid to Messrs. Patin, Brown, Plato, Pontarelli and Scott, respectively, for payment of taxes incurred primarily in connection with company-provided automobiles and company-related travel.
(2) Paid to Messrs. Patin, Brown, Plato, Pontarelli and Scott, respectively, under the 1994-1996 Long-Term Pay-At-Risk Plan.
(3)  Includes $124,288, $28,962, $30,338, $41,529, and $39,729 in
     contributions made pursuant to WNC's Supplemental Executive Retirement Plan to Messrs. Patin, Brown, Plato, Pontarelli and Scott, respectively.
(4) Includes $16,119 in contributions made pursuant to WNC's defined contribution plans to each of Messrs. Patin, Brown, Plato, Pontarelli and Scott.

                OPTION GRANTS IN LAST FISCAL YEAR
                              Individual Grants
               Number of   % of Total                             Potential Realizable
              Securities      Options                               Value at Assumed
              Underlying   Granted to     Exercise               Annual Rates of Stock
                 Options    Employees      or Base               Price Appreciation for
                 Granted    in Fiscal        Price   Expiration        Option Term
Name                 (#)         Year   ($/Sh) (3)         Date     5% ($)      10% ($)
R. W. Patin      25,000(1)     13.89%       $26.75      3/14/06   $420,573   $1,065,815

W. G. Brown      10,000(1)      5.56%        26.75      3/14/06    168,229      426,326

J. N. Plato      20,000(1)     11.11%        26.75      3/14/06    336,459      852,652

T. Pontarelli    10,000(1)       5.56%       26.75      3/14/06    168,229      426,326
                  5,000(2)       2.78%       26.81      6/06/06     84,303      213,641

T. C. Scott      10,000(1)       5.56%       26.75      3/14/06    168,229      426,326

(1) Twenty percent of the options granted may be exercised each year beginning on March 14, 1997.
(2) Twenty percent of the options granted may be exercised each year beginning on June 6, 1997.
(3) All options were granted at the then current market value of one share of WNC's common stock.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES
                                                 Number of Securities
                                                Underlying Unexercised            Value of Unexercised
                       Shares      Value           Options at Fiscal              In-The-Money Options
                  Acquired On   Realized              Year-End (#)               at Fiscal Year-End ($)
Name             Exercise (#)        ($)      Exercisable  Unexercisable     Exercisable (2)  Unexercisable
R. W. Patin                 -          -          120,000         70,000            $701,050       $257,100

W. G. Brown                 -          -           18,000         32,000              58,760        117,840

J. N. Plato             3,133    $27,735 (1)       25,050         41,750              99,166        128,940

T. Pontarelli               -          -           46,000         33,000             245,840        106,290

T. C. Scott                 -          -           46,000         28,000             245,840        102,840

(1) This amount represents the difference between the market value of one share of WNC's common stock on the date of exercise and the exercise price times the number of shares.
(2) This amount represents the difference between the market value of one share of WNC's common stock on December 31, 1996 ($27.50) and the exercise price times the number of shares.

           LONG-TERM INCENTIVE PLANS-AWARDS IN LAST FISCAL YEAR

   Possible 1999 Payments as a Percentage of 1998 Annual Base Compensation

Name            Performance Period   Threshold    Target     Maximum
R. W. Patin     1/96 through 12/98          0%       30%       75.0%

W. G. Brown     1/96 through 12/98          0%       25%       62.5%

J. N. Plato     1/96 through 12/98          0%       25%       62.5%

T. Pontarelli   1/96 through 12/98          0%       25%       62.5%

T. C. Scott     1/96 through 12/98          0%       25%       62.5%

The table shows the percentage of annual base compensation in effect on December 31, 1998 that would be payable as an incentive award if WNC achieved certain return on equity and total shareholder return goals set by the compensation committee for the 1996-1998 performance period. The compensation committee established a range of possible payments, including threshold, target and maximum payments, based upon WNC's three-year average return on equity and its three-year total shareholder return relative to the Standard & Poor's SmallCap 600 Index and a peer group of life and health insurance companies. No awards will be made if WNC's insurance subsidiaries do not maintain an A- Best rating or higher during the three-year performance period. If earned, awards would be payable in cash in 1999.

Compensation of Directors

Directors who are not employees of WNC or its subsidiaries earn an annual fee of $25,000, paid in quarterly installments, and $1,000 for attendance at each meeting of the board of directors and its committees. Directors who chair a committee also receive a $2,500 annual fee. Directors employed by WNC or its subsidiaries do not earn fees for their services as directors. WNC directors may elect to defer payment of a portion of their director compensation. The terms of the deferred compensation agreements vary and the agreements may be amended on an annual basis.

Following six years of service on the board, a director is entitled to a retirement benefit for a period of the earlier to occur of (i) five years from the payment commencement date and
(ii) the deaths of the director and his or her spouse. The annual retirement benefit is equal to ten percent of the amount of the director's annual retainer at the time of termination for each year of independent (non-employee) director service to a maximum of 100% of such amount. Effective January 1, 1997, no additional retirement benefits accrue and existing benefits vest.

Pursuant to the current terms of the WNC Stock Benefit Plan, each non-employee director of WNC automatically receives a non-qualified stock option to purchase 2,000 shares of common stock on the day following the annual meeting of the board of directors in each calendar year that the plan is in existence. The option may be exercised in whole or in part at any time after the date of grant and shall expire 10 years after the date of grant.

Washington National Retirement Plan

WNC, Washington National Insurance Company and Washington National Development Company are sponsoring employers of a tax-qualified, non-contributory defined benefit retirement plan entitled the Washington National Retirement Plan (the "Retirement Plan"). Effective December 31, 1990, the Retirement Plan was amended, resulting in no further accrual of benefits beyond that date. The Retirement Plan is terminating in 1997 and the previously accrued benefits of each participant will be paid to eligible participants.

As of December 31, 1996, Messrs. Patin, Pontarelli and Scott had, respectively, 1, 16 and 16 years of credited benefit service under the Retirement Plan and have accrued a frozen annual benefit of $8,771, $35,985 and $32,481, respectively, payable at age 65 and ending at their death without survivor benefits. Messrs. Brown and Plato were not eligible to participate in the Retirement Plan prior to the date on which the Retirement Plan was amended and therefore are not entitled to any benefits thereunder.

Employment Contracts

Messrs. Brown, Patin, Plato, Pontarelli and Scott have employment agreements with WNC and/or its wholly-owned subsidiaries, Washington National Insurance Company and United Presidential Life Insurance Company (collectively referred to herein as the "Employer"), which provide for continued employment during the two-year period following the dates of the agreements, subject to automatic extensions of one day for each day served during the terms of the agreements and base compensation of at least $193,076, $590,567, $315,484, $262,132 and $246,634, respectively, plus any bonus payable under the Annual Pay-At-Risk Plan. The agreements further provide that base compensation is subject to annual review by the compensation committee of WNC's board of directors but may not be reduced in any year without the consent of the executive officer. The Employer or the executive officer may terminate the agreement for any reason; however, if the Employer terminates the employment of the executive officer for other than "good cause" or if the executive officer terminates his employment for "good reason," then the Employer shall make a lump sum payment to the executive officer in an amount equal to two years' salary and bonuses for both years under the Annual Pay-At-Risk Plan (prorated for any partial year) that is at least equal to the most recently paid bonus.

Messrs. Brown, Patin, Plato, Pontarelli and Scott have employment termination agreements with WNC and/or their Employer which provide certain benefits to the executive officer if his employment is terminated under certain circumstances within 24 months after a change of control of WNC. The Employer or the executive officer may terminate the agreement for any reason; however, if the Employer terminates the employment of the executive officer for other than "good cause," or if the executive officer terminates his employment for "good reason," than the Employer shall make a lump sum payment to the executive officer in an amount equal to one year's salary and bonuses under the Annual Pay-At-Risk Plan and the Long-Term Pay-At-Risk Plans (prorated for any partial year).

Item 12.Security Ownership of Certain Beneficial Owners and Mana gement

                         STOCK OWNERSHIP

The following table sets forth the stock ownership of all persons known by WNC to be the beneficial owners of more than 5% of the outstanding shares of common stock of WNC (exclusive of treasury stock) as of January 31, 1997 (unless otherwise noted).

                                                  Number of Shares
                                                Beneficially Owned (1)
Name and Address of Beneficial Owner              Number     Percentage
George P. Kendall, Jr. (2)
300 Tower Parkway
Lincolnshire, IL 60069                        1,478,764          11.92%

First Chicago NBD Corporation (3)
One First National Plaza
Chicago, IL 60670                             1,350,948          10.89%

Shufro, Rose & Ehrman (4)
745 Fifth Avenue
New York, NY 10151                              696,945           5.62%

SunTrust Banks, Inc. (5)
25 Park Place, N.E.
Atlanta, GA 30303                               856,660           6.91%

(1) The table includes common stock which could be acquired within 60 days by exercise of a stock option. The table does not include the beneficial ownership of WNC's preferred stock. The only person known to WNC to own beneficially more than 5% of the outstanding shares of the preferred stock is Melvin S. Cutler, Cutler Associates Investments, Inc., P.O. Box 15049, Worcester, Massachusetts 01615, who beneficially owned, as of December 27, 1996, 38,600 shares or 27.1% of the preferred stock according to a Schedule 13G filed with the Securities and Exchange Commission on such date. Such shares, if fully converted into shares of common stock, would constitute less than 1% of the outstanding shares of common stock.
(2) George P. Kendall, Jr. beneficially owns 1,478,764 shares of common stock, including 1,263,003 shares which are also reported under First Chicago NBD Corporation's beneficial ownership total. The 1,263,003 shares are held by various trusts (including 510,169 shares held by the G. R. Kendall Foundation and Trust) with respect to which George P. Kendall, Jr. and First Chicago NBD Corporation, as well as other members of the Kendall family, share voting and investment power as co-trustees of such trusts. Excluding these 1,263,003 shares, George P. Kendall, Jr. beneficially owns 215,761 shares or 1.76% of the outstanding shares.
(3) According to its Schedule 13G filed with the Securities and Exchange Commission on February 4, 1997, First Chicago NBD Corporation beneficially owned 1,350,948 shares of common stock on such date. First Chicago NBD Corporation indicated that it had sole voting power over 48,158 shares, shared voting power over 1,302,790 shares, sole investment power over 59,419 shares and shared investment power over 1,284,104 shares. Included in First Chicago NBD Corporation's beneficial ownership total are 1,263,003 shares which are also reported under George P. Kendall, Jr.'s beneficial ownership total (including 510,169 shares held by the G. R. Kendall Foundation and Trust) over which First Chicago NBD Corporation shares voting and investment power in its capacity as co-trustee with, among others, George P. Kendall, Jr., a director of WNC.
(4) According to its Schedule 13G filed with the Securities and Exchange Commission on February 14, 1997, Shufro, Rose & Ehrman beneficially owned on such date 696,945 shares of common stock. Shufro, Rose & Ehrman indicated that it had sole voting power over 80,300 shares and sole investment power over 696,945 shares.
(5) According to its Schedule 13G filed with the Securities and Exchange Commission on January 31, 1997, SunTrust Banks, Inc. beneficially owned 856,660 shares of common stock on such date. SunTrust Banks, Inc. indicated that it had sole voting power over 855,910 shares, sole investment power over 27,860 shares and shared investment power over 750 shares.

The following table sets forth the beneficial ownership of WNC stock by each director and each executive officer named in the Summary Compensation Table, and all executive officers and directors as a group as of January 31, 1997.

                                                         Number of Shares
Name of Beneficial Owner              Title of Class   Beneficially Owned (1)     Percentage (2)
F. R. Blume                             common stock                6,950 (3)

E. R. Bond                              common stock                9,150 (3)

R. L. Bornhuetter                       common stock               15,250 (3)

W. F. Brennan                           common stock                5,400 (3)

W. G. Brown                             common stock               28,021 (3)

L. A. Ellis                             common stock               13,231 (3)

J. R. Haire                             common stock               13,400 (3)

S. P. Hutchison                         common stock               16,588 (3)
                                     preferred stock                  100

G. P. Kendall, Jr.                      common stock            1,478,764 (3)(4)          11.92%
                                     preferred stock                2,300                  1.61%

F. L. Klapperich, Jr.                   common stock               11,750 (3)

L. M. Mitchell                          common stock                7,000 (3)

R. W. Patin                             common stock              165,506 (3)              1.33%

J. N. Plato                             common stock               51,027 (3)

T. Pontarelli                           common stock               55,566 (3)

R. Reade                                common stock               10,500 (3)

T. C. Scott                             common stock               64,100 (3)

All Executive Officers and Directors    common stock            1,952,202 (3)(5)          15.74%
as a Group (16 persons)                 preferred stock             2,400                  1.69%

(1) Unless otherwise indicated by footnote, persons owning the indicated shares are deemed to have sole voting and investment power over such shares.
(2) The percentage of ownership of the common stock assumes conversion of preferred stock only by the person or officers and directors as a group holding such stock and not by all other holders of preferred stock. It also includes common stock which could be acquired within 60 days by exercise of a stock option. Unless otherwise indicated, the percentage of ownership of each class of stock is less than one percent.
(3) Number of shares beneficially owned includes shares of common stock issuable pursuant to stock options exercisable within 60 days after January 31, 1997, as follows: Mr. Blume, 6,000 shares; Ms. Bond, 8,000 shares; Mr. Bornhuetter, 8,750 shares; Mr. Brennan, 4,000 shares; Mr. Brown, 28,000 shares; Mr. Ellis, 10,250 shares; Mr. Haire, 10,250 shares; Mr. Hutchison, 10,250 shares; Mr. Kendall, 8,750 shares; Mr. Klapperich, 8,750 shares; Mr. Mitchell, 6,000 shares; Mr. Patin, 140,000 shares; Mr. Plato, 46,300 shares; Mr. Pontarelli, 54,000 shares; Mr. Reade, 10,250 shares; and Mr. Scott, 54,000 shares.
(4) See footnote (2) on page 56 for information relating to Mr. Kendall's beneficial ownership.
(5)  The 1,952,202 shares of common stock shown include
     1,263,003 shares beneficially owned by George P. Kendall, Jr. that are reported above under both George P. Kendall, Jr.'s and First Chicago NBD Corporation beneficial ownership totals.

Item 13.  Certain Relationships and Related Transactions

On March 24, 1994, WNC made a mortgage loan to Mr. Brown in the amount of $100,000, in connection with his purchase of a residence in Illinois. This loan has a 10-year term and 25-year amortization schedule. The loan bears an interest rate of 6.35% per annum and is secured by a mortgage on his Illinois residence and by amounts payable under his employment agreement. As of December 31, 1996, a principal balance of $96,735 remained outstanding. The largest amount outstanding during 1996 was $98,561.

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) The consolidated financial statements and notes thereto are located in Part II, Item 8 of this report.

(a)(2) The financial schedules required by Item 14(d) are presented in a separate section of this report and are preceded by the Index to Financial Schedules.

        All other schedules pursuant to Regulation S-X are not submitted because they are not applicable, not required, or the required information is included in the consolidated financial statements, including the notes thereto.

(a)(3)  The exhibits filed with this Form 10-K are listed in the
        Exhibit Index located in a separate section of this report. All management contracts and compensatory plans or arrangements set forth in such list are marked with a double asterisk (**).

(b) WNC filed the following reports on Form 8-K after the Form 10-Q filing for the quarterly period ended September 30, 1996:

        On November 15, 1996, WNC filed Form 8-K announcing it has signed a definitive agreement to merge with PennCorp
        Financial Group, Inc.

        On December 4, 1996, WNC filed Form 8-K to announce it has entered into an Amended and Restated Agreement and Plan of Merger with PennCorp Financial Group, Inc.

        On January 8, 1997, WNC filed Form 8-K to amend the 1995 Annual Report Form 10-K to reflect the 1996 sale of the Company's health insurance business. The financial information previously filed in the 1995 Annual Report Form 10-K has been reclassified to reflect the sale of the health insurance business as discontinued operations.

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

                                WASHINGTON NATIONAL CORPORATION
                                         REGISTRANT


  Date:  March 7, 1997          /c/ Robert W. Patin
                                Robert W. Patin
                                Chairman of the Board, President and
                                Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



  Date:  March 7, 1997          /c/ Frederick R. Blume
                                Frederick R. Blume
                                Director


  Date:  March 7, 1997          /c/ Elaine R. Bond
                                Elaine R. Bond
                                Director


  Date:  March 7, 1997          /c/ Ronald L. Bornhuetter
                                Ronald L. Bornhuetter
                                Director


  Date:  March 7, 1997          /c/ W. Francis Brennan
                                W. Francis Brennan
                                Director


  Date:  March 7, 1997          /c/ Joan K. Cohen
                                Joan K. Cohen
                                Vice President, Controller and Treasurer


  Date:  March 7, 1997          /c/ Lee A. Ellis
                                Lee A. Ellis
                                Director

  Date:  March 7, 1997          /c/ John R. Haire
                                John R. Haire
                                Director


  Date:  March 7, 1997          /c/ Stanley P. Hutchison
                                Stanley P. Hutchison
                                Director


  Date:  March 7, 1997          /c/ George P. Kendall, Jr.
                                George P. Kendall, Jr.
                                Director


  Date:  March 7, 1997          /c/ Frank L. Klapperich, Jr.
                                Frank L. Klapperich, Jr.
                                Director


  Date:  March 7, 1997          /c/ Lee M. Mitchell
                                Lee M. Mitchell
                                Director


  Date:  March 7, 1997          /c/ Robert W. Patin
                                Robert W. Patin
                                Chairman of the Board, President
                                and Chief Executive Officer and Director


  Date:  March 7, 1997          /c/ Rex Reade
                                Rex Reade
                                Director


  Date:  March 7, 1997          /c/ Thomas C. Scott
                                Thomas C. Scott
                                Executive Vice President and
                                Chief Financial Officer

                  INDEX TO FINANCIAL SCHEDULES

                 WASHINGTON NATIONAL CORPORATION

Schedules filed pursuant to Rule 7-05 of Regulation S-X:

 I.   Summary of Investments-Other than Investments in Related Parties

II.   Condensed Financial Information of Registrant

III.  Supplementary Insurance Information

IV.   Reinsurance

SCHEDULE I--SUMMARY OF INVESTMENTS--
OTHER THAN INVESTMENTS IN RELATED PARTIES

WASHINGTON NATIONAL CORPORATION
December 31, 1996

(000s omitted)
COLUMN A                                      COLUMN B       COLUMN C         COLUMN D
                                                               Fair       Amount Shown in
Type of Investment                              Cost          Value       the Balance Sheet
Fixed maturities available for sale:
  Bonds:
    U.S. government and government
       agencies and authorities              $   70,150     $   71,218         $   71,218
    States, municipalities and political
       subdivisions                              78,993         81,069             81,069
    Mortgage-backed securities                  575,902        578,445            578,445
    Other                                        23,872         25,174             25,174
    Public utilities                            149,986        150,145            150,145
    Industrial and miscellaneous              1,000,227      1,025,078          1,025,078

TOTAL FIXED MATURITIES AVAILABLE FOR SALE     1,899,130     $1,931,129          1,931,129

Mortgage loans on real estate (1)               264,356                           257,635
Real estate and joint ventures:
  Investment properties (2)                      40,137                            15,898
  Acquired in satisfaction of debt (2)            5,485                             4,146
Policy loans                                     55,798                            55,798
Other long-term (3)                              10,718                            11,812
Short-term                                      103,345                           103,345

TOTAL INVESTMENTS                            $2,378,969                        $2,379,763

Differences between cost and carrying value result from:
  (1)  Valuation allowances.
  (2)  Accumulated depreciation and declines in value that are other than temporary.
  (3)  Fair value adjustments.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

WASHINGTON NATIONAL CORPORATION
(Parent Corporation Only)

BALANCE SHEET
                                                                    December 31,
(000s omitted)                                                  1996           1995
ASSETS
  Cash                                                      $      -       $  3,407
  Short-term investments                                         566            618
  Equity in net assets of subsidiaries *                     405,639        437,183
  Amounts due from subsidiaries *                                579          4,639
  Real estate                                                    162            162
  Other                                                        4,298          1,261
Total Assets                                                $411,244       $447,270


LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
  Dividends payable                                         $  3,426       $  3,389
  Short-term notes payable                                         -          3,100
  Amounts due to subsidiaries *                                1,562          1,128
  Other                                                        2,312          1,734
Total Liabilities                                              7,300          9,351

SHAREHOLDERS' EQUITY
  Convertible preferred stock                                    712            718
  Common stock                                               128,960        125,953
  Retained earnings (including equity in retained earnings
     of subsidiaries: 1996 - $309,304; 1995 - $311,159)      315,661        319,447
  Net unrealized investment gains of subsidiaries             16,608         49,798
  Cost of common treasury stock                              (57,997)       (57,997)
Total Shareholders' Equity                                   403,944        437,919

Total Liabilities and Shareholders' Equity                  $411,244       $447,270

*  Eliminated in consolidation.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
Continued

WASHINGTON NATIONAL CORPORATION
(Parent Corporation Only)


STATEMENT OF INCOME

                                                                          Year Ended December 31,
(000s omitted)                                                        1996          1995          1994
REVENUES
  Dividends from subsidiary *                                       $8,100        $9,100        $5,975
  Management fee from subsidiary *                                   1,659         2,146         1,613
  Interest                                                              65            68           447
  Realized investment losses                                             -            (1)         (105)
Total Revenues                                                       9,824        11,313         7,930

GENERAL AND ADMINISTRATIVE EXPENSES                                  1,658         2,013         1,743

INCOME BEFORE TAXES AND EQUITY IN UNDISTRIBUTED
   NET INCOME (LOSS) OF SUBSIDIARIES                                 8,166         9,300         6,187

Income tax expense (benefit)                                           (17)           44           370

INCOME BEFORE EQUITY IN UNDISTRIBUTED NET
   INCOME OF SUBSIDIARIES                                            8,183         9,256         5,817

Equity in undistributed net income (loss) of subsidiaries *         (1,855)       24,604        25,484

NET INCOME **                                                       $6,328       $33,860       $31,301

*   Eliminated in consolidation.
**  Includes $(25,999), $7,154, and $6,686 of income (loss) from discontinued operations, net of tax, for 1996, 1995, and 1994, respectively.

SCHEDULE II--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

WASHINGTON NATIONAL CORPORATION
(Parent Corporation Only)

STATEMENT OF CASH FLOWS

                                                                              Year Ended December 31,
(000s omitted)                                                          1996           1995           1994
OPERATING ACTIVITIES
  Net income                                                         $ 6,328        $33,860        $31,301
  Adjustments to reconcile to net cash
    provided by operating activities:
      Equity in undistributed net (income) loss of subsidiaries        1,855        (24,604)       (25,484)
      Net change in amount due from/to subsidiaries                    4,494           (428)        (2,962)
      Change in receivable                                            (3,426)             -              -
      Other, net                                                       1,036            532            742
NET CASH PROVIDED BY OPERATING ACTIVITIES                             10,287          9,360          3,597

INVESTING ACTIVITIES
  Net change in short-term investments                                    52             74          7,207
  Net change in investment properties                                      -              -             45
NET CASH PROVIDED BY INVESTING ACTIVITIES                                 52             74          7,252

FINANCING ACTIVITIES
  Dividends to shareholders                                          (13,616)       (13,532)       (13,480)
  Proceeds from issuance of common stock                               2,970            857            596
  Change in short-term notes payable                                  (3,100)         3,100              -
  Return of deposit                                                        -              -          2,200
NET CASH USED BY FINANCING ACTIVITIES                                (13,746)        (9,575)       (10,684)

INCREASE (DECREASE) IN CASH                                           (3,407)          (141)           165

Cash at beginning of year                                              3,407          3,548          3,383

CASH AT END OF YEAR                                                  $     -        $ 3,407        $ 3,548

SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION

WASHINGTON NATIONAL CORPORATION AND SUBSIDIARIES
COLUMN A                                   COLUMN B     COLUMN C     COLUMN D     COLUMN E     COLUMN F
---------------------------------------------------------------------------------------------------------
                                                      Future Policy                           Insurance
                                                       Benefits,                Other Policy   Premiums
Segment                                    Deferred   Losses, Claims             Claims and      and
                                         Acquisition    and Loss     Unearned     Benefits      Policy
(000s omitted)                              Costs       Expenses     Premiums     Payable    Charges (1)
---------------------------------------------------------------------------------------------------------
Year ended December 31, 1996
  Insurance operations                      $242,488   $1,980,964      $ 2,278     $ 93,158     $157,568
  Corporate and other                              -          223       14,989        9,574            -
  Discontinued operations                          -       28,903       20,366      132,082            -
TOTAL                                       $242,488   $2,010,090      $37,633     $234,814     $157,568


Year ended December 31, 1995
  Insurance operations                      $202,303   $2,027,565      $ 2,204     $ 80,809     $145,407
  Corporate and other                              -            -       16,949        9,823            -
  Discontinued operations                     33,196       39,372       18,229      168,378            -
TOTAL                                       $235,499   $2,066,937      $37,382     $259,010     $145,407


Year ended December 31, 1994
  Insurance operations                      $264,591   $2,027,406      $ 1,685     $ 78,725     $136,307
  Corporate and other                              -            -       18,859        9,598            1
  Discontinued operations                     29,259       41,740       12,676      164,129            -
TOTAL                                       $293,850   $2,069,146      $33,220     $252,452     $136,308

(1)  Represents insurance premiums and policy charges from continuing operations.

SCHEDULE III--SUPPLEMENTARY INSURANCE INFORMATION

WASHINGTON NATIONAL CORPORATION AND SUBSIDIARIES

---------------------------------------------------------------------------------------------------------
COLUMN A                              COLUMN G      COLUMN H       COLUMN I      COLUMN J     COLUMN K
                                                   Benefits,     Amortization
                                        Net      Claims, Losses  of Deferred      Other
Segment                              Investment       and           Policy      Operating
                                       Income      Settlement    Acquisition     Expenses     Premiums
(000s omitted)                          (1)         Expenses        Costs          (1)        Written
---------------------------------------------------------------------------------------------------------

Year ended December 31, 1996
  Insurance operations                 $156,303       $214,031        $22,743      $36,957      $75,783
  Corporate and other                     9,455            221              -        5,549            -
TOTAL                                  $165,758       $214,252        $22,743      $42,506      $75,783


Year ended December 31, 1995
  Insurance operations                 $159,414       $214,042        $23,113      $34,105      $68,064
  Corporate and other                     9,370            234              -        7,015            -
TOTAL                                  $168,784       $214,276        $23,113      $41,120      $68,064


Year ended December 31, 1994
  Insurance operations                 $159,050       $209,490        $20,928      $34,290      $63,897
  Corporate and other                     7,590            263              -        5,378            -
TOTAL                                  $166,640       $209,753        $20,928      $39,668      $63,897
---------------------------------------------------------------------------------------------------------

(1)  Allocations are based on certain assumptions and estimates. These allocations would change if different methods were applied.

SCHEDULE IV--REINSURANCE (1)

WASHINGTON NATIONAL CORPORATION AND SUBSIDIARIES

-----------------------------------------------------------------------------
COLUMN A                                COLUMN B     COLUMN C     COLUMN E
                                                     Ceded to
Segment                                  Gross        Other         Net
(000s omitted)                           Amount     Companies      Amount
-----------------------------------------------------------------------------

Year ended December 31, 1996
  Life insurance in force             $20,254,343   $4,178,623  $16,075,720

Insurance premiums and policy
  charges:
    Insurance operations                 $169,971      $12,403     $157,568
    Corporate and other                    36,688       36,688            -
TOTAL                                    $206,659      $49,091     $157,568


Year ended December 31, 1995
  Life insurance in force             $21,619,386   $3,672,146  $17,947,240

Insurance premiums and policy
  charges:
    Insurance operations                 $157,045      $11,638     $145,407
    Corporate and other                    41,758       41,758            -
TOTAL                                    $198,803      $53,396     $145,407


Year ended December 31, 1994
  Life insurance in force             $21,034,835   $3,081,697  $17,953,138

Insurance premiums and policy
  charges:
    Insurance operations                 $147,491      $11,184     $136,307
    Corporate and other                    45,690       45,689            1
TOTAL                                    $193,181      $56,873     $136,308
-----------------------------------------------------------------------------

(1) Columns D and F are omitted since there was no reinsurance assumed for continuing operations.

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

                                                                    Page Number

3.1  Certificate of Incorporation, as amended, on Form 10-K, for
     the year ended December 31, 1987                                    *

3.2  By-laws, as amended, on Form 10-K, for the year ended
     December 31, 1986                                                   *

4    Rights agreement between WNC and The First National Bank of
     Chicago, on Form 8-K dated December 23, 1986                        *

10.1 Employment agreements with R. W. Patin, T. Pontarelli and
     T. C. Scott, on Form 10-K, for the year ended
     December 31, 1991 **                                                *

10.2 Employment agreement with J. N. Plato, on Form 10-K, for the
     year ended December 31, 1992 **                                     *

10.3 Employment agreement with W. G. Brown on Form 10-Q, for the
     period ended September 30, 1993 **                                  *

10.4 Form of Indemnification Agreement between Registrant and each Director and Executive Officer of Registrant on Form 10-Q,
     for the period ended June 30, 1993 **                               *

10.5 Form of Amendment to Employment Agreement between Registrant and each Executive Officer on Form 10-Q, for the period ended
     September 30, 1994 **                                               *

10.6 Form of Employment Security and Consulting Agreement dated
     June 14, 1996 between Registrant and W. G. Brown, R. W. Patin,
     J. N. Plato, T. Pontarelli and T. C. Scott on Form 10-Q, for
     the period ended June 30, 1996**                                    *

10.7 Form of Amendment to Employment Agreements between
     Registrant and W. G. Brown, R. W. Patin, J. N. Plato,
     T. Pontarelli and T. C. Scott on Form 10-Q, for the period
     ended September 30, 1996 **                                          *

11   Computation of Per Share Earnings                               see below

21   Subsidiaries of the Registrant                                  see below

23   Consent of Ernst & Young LLP, Independent Auditors              see below

27   Financial Data Schedule                                         see below

     *   Incorporated by reference.
     **  Management contract and compensatory plans or arrangements.