Form 10-Q
period 1997-03-31
WASHINGTON NATIONAL CORP
filed 1997-05-15
CIK 104867

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-Q

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended March 31, 1997.

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
     (State or other                            (I.R.S. Employer
     jurisdiction of                             Identification
     incorporation or                                No.)
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

Number of shares of Common Stock, $5 par value outstanding as of May 9, 1997 was 12,409,640.

                              CONTENTS



Part I.  Financial Information                                   Page

Item 1.  Financial Statements
  Consolidated Balance Sheet - March 31, 1997
     and December 31, 1996                                          3
  Consolidated Statement of Income - Three Months
     Ended March 31, 1997 and 1996                                  4
  Consolidated Condensed Statement of Cash Flows -
     Three Months Ended March 31, 1997 and 1996                     5
  Notes to Consolidated Financial Statements - March 31, 1997       6

Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                     8

Part II.  Other Information

Item 1.  Legal Proceedings                                         16
Item 6.  Exhibits and Reports on Form 8-K                          17

Signature                                                          18

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

WASHINGTON NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEET
(000s Omitted)
                                                                   March 31,
                                                                     1997        December 31,
                                                                  (Unaudited)        1996
ASSETS

 Investments
  Fixed maturities - available for sale at
    fair value (cost: $1,892,055; $1,899,130)                      $1,875,917   $1,931,129
  Mortgage loans on real estate                                       250,729      257,635
  Real estate and joint ventures                                       20,137       20,044
  Policy loans                                                         56,408       55,798
  Other long-term                                                      11,388       11,812
  Short-term                                                           83,849      103,345
Total Investments                                                   2,298,428    2,379,763

Cash                                                                    3,252        3,081
Deferred acquisition costs                                            261,325      242,488
Reinsurance recoverables and prepaid premiums                         110,513      109,555
Accrued investment income                                              32,129       31,671
Insurance premiums in course of collection                             11,509       12,051
Property and equipment                                                 13,227       13,472
Goodwill                                                               17,503       17,679
Separate Account                                                       39,968       39,643
Other                                                                  13,160       19,793
Total Assets                                                       $2,801,014   $2,869,196

LIABILITIES

Policy liabilities                                                 $2,260,506   $2,282,537
General expenses and other liabilities                                103,039      129,784
Mortgage payable                                                          592          740
Income taxes (current: $2,884; $550)                                    5,447       12,548
Separate Account                                                       39,968       39,643
Total Liabilities                                                   2,409,552    2,465,252

SHAREHOLDERS' EQUITY

Convertible preferred stock                                               710          712
Common stock                                                          129,940      128,960
Retained earnings                                                     322,029      315,661
Net unrealized investment gains (losses)                               (3,220)      16,608
Cost of common treasury stock                                         (57,997)     (57,997)
Total Shareholders' Equity                                            391,462      403,944
Total Liabilities and Shareholders' Equity                         $2,801,014   $2,869,196

See notes to consolidated financial statements

WASHINGTON NATIONAL CORPORATION
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
(000s Omitted, Except Per Share Data)
                                                                    Three Months Ended
                                                                         March 31,
                                                                      1997       1996
Revenues
  Insurance premiums and policy charges                              $41,035    $38,750
  Net investment income                                               40,028     41,164
  Realized investment gains (losses)                                   1,416       (610)
  Other                                                                  544      1,401
Total Revenues                                                        83,023     80,705

Benefits and Expenses
  Insurance benefits paid or provided                                 52,517     53,840
  Insurance and general expenses                                      10,607     10,332
  Amortization of deferred acquisition costs                           6,579      5,787
Total Benefits and Expenses                                           69,703     69,959

Income from continuing operations before income taxes                 13,320     10,746
Income taxes on continuing operations                                  3,514      4,068
Income from Continuing Operations                                      9,806      6,678

Loss from discontinued operations - net of tax                             -     (1,244)
Net Income                                                            $9,806     $5,434

Primary Earnings Per Share
  Income from continuing operations                                    $0.77      $0.53
  Loss from discontinued operations - net of tax                           -      (0.10)
Net Income Per Share                                                   $0.77      $0.43

Average Shares and Equivalents Outstanding                            12,554     12,397

Fully Diluted Earnings Per Share
  Income from continuing operations                                    $0.76      $0.53
  Loss from discontinued operations - net of tax                           -      (0.10)
Net Income Per Share                                                   $0.76      $0.43

Average Shares and Equivalents Outstanding                            12,821     12,666

Dividends Paid Per Common Share                                        $0.27      $0.27

See notes to consolidated financial statements


WASHINGTON NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (Unaudited)
(000s Omitted)
                                                                        Three Months Ended
                                                                             March 31,
                                                                          1997       1996

Net Cash Provided (Used) by Operating Activities                        ($2,053)    $10,688

Investing Activities
  Proceeds from sales
    Fixed maturities - available for sale                                 5,999      53,970
    Mortgage loans, real estate and other                                 2,187         330
  Proceeds from maturities, redemptions and distributions
    Fixed maturities - available for sale                                38,542      28,101
    Mortgage loans, real estate and other                                 5,255      17,928
  Cost of purchases
    Fixed maturities - available for sale                               (35,276)    (91,713)
    Real estate and other investments                                      (468)     (2,241)
  Increase in policy loans                                                 (610)       (113)
  Purchases of property and equipment                                       (67)       (152)
  Net payments related to discontinued operations                        (9,860)          -
  Net change in short-term investments                                   19,496      18,244
    Net Cash Provided by Investing Activities                            25,198      24,354

Financing Activities
  Policyholder account deposits                                          38,372      34,691
  Policyholder account withdrawals                                      (58,719)    (61,528)
  Dividends to shareholders                                              (3,438)     (3,394)
  Change in short-term notes payable                                          -      (3,100)
  Proceeds from issuance of common stock                                    959         258
  Repayment of mortgage payable                                            (148)       (139)
    Net Cash Used by Financing Activities                               (22,974)    (33,212)

      Increase in Cash                                                      171       1,830

Cash at Beginning of Period                                               3,081       8,331
    Cash at End of Period                                                $3,252     $10,161


See notes to consolidated financial statements

                   WASHINGTON NATIONAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)

                           March 31, 1997

A. Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim periods. In the opinion of management, all adjustments (consisting primarily of normal, recurring accruals) considered necessary for a fair presentation have been included.

B. Merger With PennCorp Financial Group, Inc.

   In November, 1996, WNC signed a definitive agreement to merge with PennCorp Financial Group, Inc. (PennCorp). Under the terms of the merger, the separate corporate existence of WNC will cease and PennCorp will continue as the surviving entity. The transaction is subject to approval by WNC and PennCorp shareholders and certain regulatory agencies. The merger has been approved by the Illinois and Indiana insurance departments. The joint proxy statement for the merger has not yet cleared the Securities and Exchange Commission; therefore, it will not be possible to complete the merger by the May 30 date set in the merger agreement after which either party may have the right to terminate. The Company and PennCorp have agreed to extend the completion date to August 30, 1997. As part of the extension, the Company has agreed to allow PennCorp the right to increase the cash portion of the purchase price consideration to a maximum of 45% of the transaction value. The Company expects the merger to be completed prior to July 31, 1997.

C. Discontinued Operations

   The operating results of the Company's sold health insurance business have been reported in the Consolidated Statement of Income as discontinued operations. As permitted, the Consolidated Balance Sheet has not been segregated between continuing and discontinued operations. At March 31, 1997, the business had remaining assets of approximately $192.0 million consisting primarily of invested assets and a $72.8 million reinsurance receivable, and liabilities of approximately $192.0 million consisting primarily of policy liabilities.

   Revenues for the discontinued operations were $17.5 million and $96.1 million for the three months ended March 31, 1997 and 1996, respectively.

D. Reinsurance

   The effect of reinsurance on insurance premiums and policy charges on continuing operations for the three month period ended March 31 follows:


        (000s omitted)                           1997        1996
        Direct premiums and policy charges     $53,078     $53,536
        Premiums ceded                         (12,043)    (14,786)
        Net premiums and policy charges        $41,035     $38,750


   Reinsurance benefits ceded from continuing operations were $7.5 million and $4.9 million at March 31, 1997 and 1996, respectively.

   At March 31, 1997, approximately 66% of WNC's total reinsurance receivables related to the Company's discontinued operations. Of the 66%, 85% was from Pioneer Life Insurance Company

                   WASHINGTON NATIONAL CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (UNAUDITED)

                           March 31, 1997


   as a result of the sale of the individual health insurance and the small group life and health insurance business and 12% was due from the UNUM Life Insurance Company. Of WNC's total reinsurance recoverables, 20% were due from Combined Life Insurance Company of America.

E. Financial Guarantees

   The Company has entered into certain financial guarantees. A financial guarantee is a conditional commitment to guarantee the payment of an obligation by an unrelated entity to a third party and has off-balance sheet credit risk. The exposure to credit risk is represented by the amount the Company would be required to pay under certain circumstances.

   At both March 31, 1997 and December 31, 1996, the Company had three financial guarantees totaling $11.5 million with related letters of credit of $2.1 million, and a construction completion guarantee. The Company feels it has adequate reserves for related potential losses.

F. Net Unrealized Gains (Losses) on Investments

   The components of net unrealized gains (losses) on investments are as follows:

                                                        March 31,  December 31,
        (000s omitted)                                    1997        1996
        Unrealized gains (losses)                       $(13,730)     $33,653
        Adjustment to deferred acquisition costs           8,815       (8,115)
        Deferred income tax                                1,695        8,930
        Net unrealized gains (losses) on investments    $ (3,220)     $16,608

G. New Accounting Standards

   In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 128, "Earnings Per Share," which is effective for financial statements issued for periods ending after December 15, 1997. The Statement changes the computation of earnings per share (EPS) by replacing primary and fully diluted EPS with basic and dilutive EPS and requires additional disclosure.

   The difference between basic and primary EPS is that the denominator of the new calculation only uses the average shares outstanding for the period versus average shares and equivalents used in primary EPS. For WNC, this means that common share equivalents for outstanding stock options are not added to the denominator. The effect on WNC, which is not material, is to slightly increase EPS. For WNC, the difference between dilutive EPS and fully diluted EPS is the treatment of restricted stock, which is immaterial and has no impact on the calculation.

H. Subsequent Event

   The Company announced on May 1, 1997 its intent to redeem in cash all of the issued and outstanding $2.50 convertible shares of preferred stock on June 2, 1997 for $55.00 per share plus accrued dividends. Preferred stockholders have the option to (1) convert their preferred stock into the Company's $5.00 par value common stock at a conversion rate of 1.875 shares of common for each share of preferred stock prior to the redemption date, or (2) have their preferred shares redeemed on the redemption date. On May 9, 1997, there were approximately 142,024 issued and outstanding shares of preferred stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following updates and should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the Company's 1996 Annual Report on Form 10-K, copies of which may be obtained by contacting: Craig Simundza, Vice President, Financial Reporting, Washington National Corporation, 300 Tower Parkway, Lincolnshire, Illinois 60069 (telephone: (847) 793-3053 or facsimile: (847) 793-3700).

Analysis of Net Income
(000s omitted)                                          Three Months Ended March 31,
                                                             1997         1996
Pretax operating income from continuing operations (1)
 Insurance operations                                      $10,971      $10,303
 Corporate and other                                           933        1,053
Total pretax operating income from continuing operations    11,904       11,356
Income taxes on operating income from continuing
 operations                                                  4,139        4,073
Net operating income from continuing operations              7,765        7,283
Other components of income (net of tax)
 Net realized investment gains (losses) (2)                  2,041         (605)
 Discontinued operations                                         -       (1,244)

Net income                                                 $ 9,806       $5,434

(1)  Pretax income before net realized investment gains and losses.
(2)  1997 and 1996 include tax benefits of $625 and $5, respectively.

Corporate Merger

In November, 1996, WNC signed a definitive agreement to merge with PennCorp Financial Group, Inc. (PennCorp). Under the terms of the merger, the separate corporate existence of WNC will cease and PennCorp will continue as the surviving entity. The transaction is subject to approval by WNC and PennCorp shareholders and certain regulatory agencies. The merger has been approved by the Illinois and Indiana insurance departments. The joint proxy statement for the merger has not yet cleared the Securities and Exchange Commission; therefore, it will not be possible to complete the merger by the May 30 date set in the merger agreement after which either party may have the right to terminate. The Company and PennCorp have agreed to extend the completion date to August 30, 1997. As part of the extension, the Company has agreed to allow PennCorp the right to increase the cash portion of the purchase price consideration to a maximum of 45% of the transaction value. The Company expects the merger to be completed prior to July 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Consolidated Results of Operations

Components of Pretax Operating Income from Continuing Operations by
Segment:

                                                    Insurance    Corporate
(000s omitted)                                      Operations   and Other     Total

                                                    Three months ended March 31, 1997
Revenues
 Insurance premiums and policy charges                $41,035     $    -      $41,035
 Net investment income                                 37,872      2,156       40,028
 Other revenues                                           376        168          544
Total revenues excluding realized investment gains     79,283      2,324       81,607

Benefits and expenses
 Insurance benefits paid or provided                   52,463         54       52,517
 Insurance and general expenses                         9,270      1,337       10,607
 Amortization of deferred acquisition costs             6,579          -        6,579

Total benefits and expenses                            68,312      1,391       69,703

Pretax operating income from continuing operations    $10,971    $   933      $11,904

                                                   Insurance     Corporate
(000s omitted)                                     Operations    and Other    Total

                                                   Three months ended March 31, 1996
Revenues
 Insurance premiums and policy charges                $38,750     $    -     $38,750
 Net investment income                                 39,465      1,699      41,164
 Other revenues                                         1,167        234       1,401
Total revenues excluding realized investment losses    79,382      1,933      81,315

Benefits and expenses
 Insurance benefits paid or provided                   53,780         60      53,840
 Insurance and general expenses                         9,512        820      10,332
 Amortization of deferred acquisition costs             5,787          -       5,787

Total benefits and expenses                            69,079        880      69,959

Pretax operating income from continuing operations    $10,303     $1,053     $11,356


Three Months Ended March 31, 1997 Compared to Three Months Ended
March 31, 1996

Insurance Premiums and Policy Charges. Insurance premiums and policy charges increased $2.3 million, or 5.9%, from $38.8 million in the first three months of 1996 to $41.0 million in 1997. The improvement was primarily due to increases from educator disability products and life insurance policy charges at UPI offset in part by a decline in the closed block of life insurance and annuities at WNIC. See "Segment Information," below.

Net Investment Income. Net investment income was $40.0 million in the first three months of 1997, compared to $41.2 in the same period of 1996. The amortized cost of the Company's investment portfolio at March 31, 1997, was $2.3 billion, compared to $2.4 billion at March 31, 1996. The portfolio yield (based on amortized cost) declined from 7.4% in the first three months of 1996 to 7.3% in the first three months of 1997 primarily due to the reinvestment of proceeds from sales of fixed maturity investments and mortgage loan paydowns in lower yielding short-term investments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Realized Investment Gains and Losses. Realized investment gains before taxes for the first three months of 1997 were $1.4 million compared to losses of $0.6 million in the first three months of 1996. In 1997, realized investment gains were comprised primarily of gains on fixed maturity investments and equity securities. These gains were largely offset by realized investment losses of $1.4 million on mortgage loans and other invested assets. The Company's income taxes included tax benefits of $0.6 million in 1997 related to realized investment losses.

In the first three months of 1996, realized losses of $0.9 million each on fixed maturity investments and real estate were partially offset by gains of $0.3 million on mortgage loans and equity securities.

Insurance Benefits Paid or Provided. Insurance benefits paid or provided were $52.5 million in the first quarter of 1997 and $53.8 million in the first quarter of 1996. Increased benefits primarily for education disability and universal life insurance at UPI were more than offset by a decline in benefits in the closed block of life insurance and annuities as this particular business continues to decline in size over time.

Insurance and General Expenses. The Company's expense ratio (expenses as a percentage of premiums and net investment income) was 13.1% in the first quarter of 1997 and 12.9% in the first quarter of 1996. The increase was due to increased operating expenses in the corporate and other segment due, in part, to the pending merger with PennCorp.

Amortization of Deferred Acquisition Costs. Amortization of deferred acquisition costs was $6.6 million in the first three months of 1997, up 13.7% from $5.8 million in the same period of 1996. The increase was due to growth of insurance in force due to sales at UPI.

Income Taxes. Income taxes on operating income from continuing operations were $4.1 million in both the first quarter of 1997 and 1996. The effective tax rate on pretax operating income in the first quarter of 1997 was 34.8%, compared to 35.9% in the same period of 1996.

Loss from Discontinued Operations, Net of Tax. The 1996 loss from discontinued operations resulted primarily from a high benefits ratio (benefits as a percentage of premiums) for both the group employee benefits portion of discontinued operations and the individual health insurance portion. The group employee benefits ratio was high due to increased competition for group medical insurance and adverse group life insurance mortality experience. The increase in individual health insurance resulted primarily from poor claims experience on policies written in New Jersey, which had implemented certain adverse restrictions on health insurers.

Net Income. Net income for the first quarter of 1997 was $9.8 million, compared to $5.4 million in the first quarter of 1996. The increase in net income resulted from operating improvement in the Company's insurance operations, net realized investment gains in 1997 versus net realized investment losses in 1996 and the loss on discontinued operations in the first quarter of 1996.

Segment Information

Insurance Operations. For the first three months of 1997, revenues for the insurance operations segment were $79.3 million, essentially unchanged from the same period of 1996. Revenues from the educator disability business and UPI increased 8.8% and 3.3%, respectively, over the first quarter of 1996, due to increased insurance in force for both businesses. For the educator disability business, the number of insureds at March 31, 1997, increased 14.3% from a year earlier. At UPI, insurance in force at the end of the first quarter of 1997 increased 5% over a year earlier. Offsetting the increases in revenues from the growth businesses was a decline in investment income from the closed block attributable to its ongoing shrinkage. For the current quarter, annuity account balances for the closed block declined 3% from year-end 1996 and 12% from the end of the first quarter of 1996. No new sales have been made in the closed block since 1989.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Operating income for the insurance operations segment increased $0.7 million, or 6.5%, to $11.0 million in the first three months of 1997 from $10.3 million in the first three months of 1996. The increase was primarily due to improved operations in the educator disability business and at UPI, offset in part by a decline in the closed block. The increase in operating income from the educator disability business was from higher premium revenues and a lower expense ratio (operating expenses as a percent of premiums and investment income) in the 1997 quarter compared to the same period of 1996. The improvement at UPI resulted from increased policy charges and interest spreads (the difference between interest credited to policyholders and the interest earned on investments). The decline in the closed block was the result of its ongoing shrinkage, offset in part by lower expenses and amortization of deferred insurance costs.

Corporate and Other. The corporate and other segment had pretax operating income of $0.9 million in the first quarter of 1997, compared to $1.1 million in the first quarter of 1996. The decline was primarily due to an increase in operating expenses resulting, in part, from the pending merger with PennCorp.

Investment Portfolio

At March 31, 1997, the Company had invested assets with a carrying value of $2.3 billion compared to $2.4 billion at December 31, 1996. Certain information about the Company's investment portfolio follows (dollars in thousands):

                                                  March 31, 1997            December 31, 1996
                                                             % of                          % of
                                               Carrying    Carrying       Carrying       Carrying
                                                 Value       Value          Value          Value
Fixed maturity investments:
 United States government obligations        $   70,636       3.1%       $   71,217         3.0%
 Obligations of states and
    political subdivisions                       75,866       3.3            81,069         3.4
 Public Utilities                               142,373       6.2           150,146         6.3
 Industrial and miscellaneous                   984,540      42.8         1,025,079        43.1
 Mortgage-backed securities                     572,644      24.9           578,445        24.3
 Other                                           29,858       1.3            25,173         1.0
Total fixed maturity investments              1,875,917      81.6         1,931,129        81.1

Mortgage loans on real estate                   250,729      10.9           257,635        10.8
Real estate and joint ventures                   20,137       0.9            20,044         0.8
Policy loans                                     56,408       2.5            55,798         2.4
Other long-term                                  11,388       0.5            11,812         0.5
Short-term                                       83,849       3.6           103,345         4.4
Total invested assets                        $2,298,428     100.0%       $2,379,763       100.0%

Fixed Maturity Investments

The Company's fixed maturity investments are carried at fair value. Due to rising interest rates during 1997, the carrying value of the Company's fixed maturity investments compared to amortized cost decreased $48.1 million, resulting in an unrealized loss on fixed maturity investments of $16.1 million, compared to an unrealized gain of $32.0 million at December 31, 1996. The amortized cost of the Company's fixed maturity portfolio decreased $7.1 million in the first quarter of 1997 to $1.9 billion at March 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


The composition of the Company's fixed maturity portfolio at March 31, 1997, based on ratings follows (dollars in thousands):

                                            Carrying Value
                                            as a Percent of
                            Carrying      Fixed       Invested
                              Value     Maturities     Assets
AAA/Aaa                    $  767,476      40.9%         33.3%
AA/Aa                         104,949       5.6           4.6
A                             574,049      30.6          25.0
BBB/Baa                       367,523      19.6          16.0
BB/Ba and lower                61,920       3.3           2.7
Total fixed maturities     $1,875,917     100.0%         81.6%

The Company's policy for rating fixed maturity investments is to use the rating determined by Standard & Poor's Company or Moody's Investor Service, Inc. for publicly-traded investments. For privately-traded securities, the ratings of Duff & Phelps Credit Rating Company and Fitch Investors Service, Inc. are also recognized in defining rated securities. If an investment has a split rating (i.e., different ratings from the rating services) the Company categorizes the investment under the lowest rating. For those investments that do not have a rating from these services, the Company categorizes those investments on ratings assigned by the National Association of Insurance Commissioners (NAIC), whose ratings are as follows: NAIC Class 1 is considered equivalent to a AAA/Aaa, AA/Aa, or A rating; NAIC Class 2, BBB/Baa; and NAIC Classes 3-6, BB/Ba and below. At March 31, 1997, $76.7 million or 4.1% of fixed maturity investments were rated with comparable NAIC ratings, the majority of which is $32.9 million of investments rated BBB and $23.6 million of investments rated BB and lower.

The Company's fixed maturity portfolio at March 31, 1997, includes $572.6 million of mortgage-backed securities, detailed as follows
(dollars in thousands):

                                                 Carrying Value as a Percent of
                                                     Mortgage-
                                     Carrying         Backed        Invested
                                      Value         Securities       Assets
Agency CMOs
Planned amortization classes         $132,550           23.1%          5.9%
Target amortization classes             5,647            1.0           0.2
Sequential classes                      3,704            0.6           0.2
Support classes                         5,504            1.0           0.2
Accrual classes                         3,159            0.6           0.1
  Total agency CMOs                   150,564           26.3           6.6
Non-agency CMOs (1)
Planned amortization classes           13,702            2.4           0.6
Accrual classes                         1,245            0.2           0.1
Sequential classes                      5,942            1.0           0.2
  Total non-agency CMOs                20,889            3.6           0.9
Total CMOs                            171,453           29.9           7.5
Non-agency mortgage-backed
  pass-through securities               1,395            0.2           0.1
Agency mortgage-backed
  pass-through securities             399,796           69.9          17.3
Total mortgage-backed securities     $572,644          100.0%         24.9%

(1) All of the Company's non-agency CMO investments were rated AAA at March 31, 1997. The credit risk associated with non-agency mortgage-backed securities is generally greater than that of agency mortgage-backed securities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


To mitigate prepayment risk, the Company primarily invests in collateralized mortgage obligation (CMO) classes that have, at time of investment, the most stable prepayment structure. Such CMO classes are termed "planned amortization class" (PAC) which comprised 85.3% of the Company's CMO portfolio at March 31, 1997. The next most stable class of CMOs is "target amortization class"
(TAC) which comprised 3.3% of the Company's CMO portfolio at March 31, 1997. PACs and TACs are designed to protect against prepayment risk and may therefore have more predictable cash flows than pass- through mortgage-backed securities.

As market interest rates have declined over the past several years, prepayments on certain PAC and TAC investments have increased resulting in a loss of some prepayment protection. Approximately 56.7% of the Company's PAC and TAC investments at March 31, 1997, have lost some of this protection. However, the Company believes the yield earned on these issues continues to adequately compensate for the reduced prepayment protection.

Mortgage Loans

The Company had investments in mortgage loans of $250.7 million (net of allowances of $6.7 million) at March 31, 1997 compared to $257.6 million at December 31, 1996. Investments in mortgage loans declined primarily due to prepayments and amortization. Of the outstanding loans at March 31, 1997, loans with a carrying value of $8.9 million, or approximately 3.5%, were delinquent 60 days or more as to interest or principal.

Restructured loans, where modifications of the terms of the mortgage loan have occurred and which are considered current investments, had a carrying value of $10.5 million at March 31, 1997, a decrease of $1.1 million from December 31, 1996, resulting primarily from impairments recognized. Impaired loans, where compliance with the terms of the mortgage is in doubt, total $10.5 million, an increase of $1.0 million from December 31, 1996.

The Company no longer makes new investments in mortgage loans except for purchase money loans and expansion of the Company's properties. The Company will retain its existing mortgage loans.

The Company's mortgage loan portfolio at March 31, 1997, by geographic distribution, year of maturity, and property type follows (dollars in thousands):

                 Geographic Distribution of
                        Mortgage Loans
California           $ 42,290     16.9%
Illinois               33,392     13.3
Florida                29,196     11.6
Indiana                28,679     11.4
Texas                  19,476      7.8
North Carolina         15,983      6.4
Virginia               13,979      5.6
All other              67,734     27.0
  Total              $250,729    100.0%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


                     Mortgage Loans by Year of Maturity
                    Scheduled
                    Principal      Balloon
                   Payments (1)    Payments      Total
1997                 $  8,466      $ 27,269     $ 35,735
1998                   11,503         6,646       18,149
1999                   12,417         2,815       15,232
2000                   12,958         5,709       18,667
2001                   13,044        20,312       33,356
2002 and thereafter    68,867        60,723      129,590
  Total              $127,255      $123,474     $250,729

(1) Includes scheduled payments on balloon loans


                             Property Type
Retail                     $151,439     60.4%
Office                       30,160     12.0
Industrial                   21,530      8.6
Medical                      13,001      5.2
Multi-Family Residential     11,062      4.4
All other                    23,537      9.4
  Total                    $250,729    100.0%

Liquidity and Capital Resources

Cash Flows. During the first quarter of 1997, the Company's operating activities used cash of $2.1 million compared to cash generated of $10.7 million in the first quarter of 1996. The decrease in cash from operations resulted primarily from the discharge of $17.5 million of certain policy and claim liabilities related to the divested health insurance businesses and certain other cash expenditures related to the divestiture. The Company expects that it will require additional cash of approximately $30 - 35 million in the remainder of 1997 for such purposes. The Company has anticipated this need by maintaining a sufficient level of short-term investments (see "Liquidity," below).

Cash provided from investing activities was $25.2 million in the first three months of 1997, compared to $24.4 million in the same period of 1996. The increase in cash provided from investing activities resulted primarily from a reduction in fixed maturity investment purchases in 1997.

Cash used for financing activities was $23.0 million in the first quarter of 1997, compared to $33.2 million in the first quarter of 1996. The decrease in cash used for financing resulted from an increase in policy receipts at UPI of $3.9 million and a decline in cash surrenders in the WNIC closed block of $4.4 million. In addition, the first quarter of 1996 included a net payment of $3.1 million for short-term notes payable.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


In order to minimize the need to sell fixed maturity investments below cost, the Company seeks to maintain sufficient levels of cash and short-term investments. The Company held cash and short-term investments of $87.1 million at March 31, 1997, compared to $106.4 million at December 31, 1996. Management believes the Company has adequate liquidity to meet its ongoing cash requirements.

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

On April 7, 1997, a suit captioned Menachem Limor v. United Presidential Life Insurance Company was filed against UPI in the Circuit Court of Davidson County, Tennessee by Menachem Limor, a UPI policyholder. The Plaintiff purports to represent a class consisting of owners of UPI's "1/20" and "10/20" universal life policies. Plaintiff seeks certification of the class, compensatory damages and equitable relief. In the suit, the plaintiff alleges breach of contract, breach of fiduciary duty and breach of the duty of good faith and fair dealing arising out of UPI's charges for the cost of insurance and the determination of the interest rate used in crediting accumulated cash values for "1/20" and "10/20" universal life policies issued by UPI.

Plaintiff alleges that UPI increased the cost of insurance rates even though it had no expectation that future mortality experience would increase and did not have any reasonable basis to expect that future mortality experience would increase. Plaintiff further alleges that UPI reduced interest rates used in crediting accumulated cash values during the 1990's to those which were lower than UPI's expectations as to future interest rates. As this suit was recently filed, UPI and its counsel are in the early stages of investigating the facts and circumstances relating to the allegations made in the complaint. UPI believes that valid defenses exist and intends to contest vigorously the allegations made in the complaint.

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



                              WASHINGTON NATIONAL CORPORATION




May 15, 1997                  /s/ Joan K. Cohen
                              Joan K. Cohen
                              Vice President, Controller and Treasurer
                              (Duly Authorized Officer and Chief
                              Accounting Officer)

                            EXHIBIT INDEX



                                                             PAGE

   Exhibit 11 - Computation of Per Share Earnings.            20