Form 10-Q
period 1997-06-30
WASHINGTON NATIONAL CORP
filed 1997-08-08
CIK 104867

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-Q

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended June 30, 1997.

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

Number of shares of Common Stock, $5 par value outstanding as of August 6, 1997 was 12,461,568.

                              CONTENTS



Part I.  Financial Information                                        Page

 Item 1.  Financial Statements
  Consolidated Balance Sheet - June 30, 1997
     and December 31, 1996                                          See below
  Consolidated Statement of Operations - Six and Three Months
     Ended June 30, 1997 and 1996                                   See below
  Consolidated Condensed Statement of Cash Flows -
     Six Months Ended June 30, 1997 and 1996                        See below
  Notes to Consolidated Financial Statements - June 30, 1997        See below

 Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                     See below

Part II.  Other Information

 Item 1.  Legal Proceedings                                         See below
 Item 6.  Exhibits and Reports on Form 8-K                          See below

Signature                                                           See below

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

WASHINGTON NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEET
(000s Omitted)
                                                                   June 30,
                                                                     1997     December 31,
                                                                  (Unaudited)     1996
ASSETS

 Investments
  Fixed maturities - available for sale at fair
     value (cost: $1,867,631; $1,899,130)                          $1,889,643   $1,931,129
  Mortgage loans on real estate                                       237,072      257,635
  Real estate and joint ventures                                       16,509       20,044
  Policy loans                                                         57,208       55,798
  Other long-term                                                      10,868       11,812
  Short-term                                                           96,910      103,345
Total Investments                                                   2,308,210    2,379,763

Cash                                                                    1,758        3,081
Deferred acquisition costs                                            248,499      242,488
Reinsurance recoverables and prepaid premiums                         105,714      109,555
Accrued investment income                                              30,686       31,671
Insurance premiums in course of collection                             10,837       12,051
Property and equipment                                                 12,793       13,472
Goodwill                                                               17,326       17,679
Separate Account                                                       45,256       39,643
Other                                                                  13,978       19,793
Total Assets                                                       $2,795,057   $2,869,196

LIABILITIES

Policy liabilities                                                 $2,230,917   $2,282,537
General expenses and other liabilities                                106,290      129,784
Income taxes (current: $3,203; $550)                                    9,058       12,548
Mortgage payable                                                            -          740
Separate Account                                                       45,256       39,643
Total Liabilities                                                   2,391,521    2,465,252

SHAREHOLDERS' EQUITY

Convertible preferred stock                                                 -          712
Common stock                                                          124,465      128,960
Retained earnings                                                     323,273      315,661
Net unrealized investment gains                                        13,795       16,608
Cost of common treasury stock                                         (57,997)     (57,997)
Total Shareholders' Equity                                            403,536      403,944
Total Liabilities and Shareholders' Equity                         $2,795,057   $2,869,196

See notes to consolidated financial statements

WASHINGTON NATIONAL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(000s Omitted, Except Per Share Data)
                                                                     Six Months Ended              Three Months Ended
                                                                         June 30,                       June 30,
                                                                     1997       1996                1997       1996
Revenues
  Insurance premiums and policy charges                              $81,740    $77,683             $40,705    $38,933
  Net investment income                                               80,743     81,999              40,715     40,835
  Realized investment gains (losses)                                   1,641       (242)                225        368
  Interest on tax refund                                               4,634          -               4,634          -
  Other                                                                1,226      2,588                 682      1,187
Total Revenues                                                       169,984    162,028              86,961     81,323

Benefits and Expenses
  Insurance benefits paid or provided                                106,410    108,484              53,893     54,644
  Insurance and general expenses                                      20,697     21,236              10,090     10,904
  Charge for sublease on Home Office                                   9,051          -               9,051          -
  Amortization of deferred acquisition costs                          12,683     10,754               6,104      4,967
Total Benefits and Expenses                                          148,841    140,474              79,138     70,515

Income from continuing operations before income taxes                 21,143     21,554               7,823     10,808
Income taxes on continuing operations                                  6,679      7,128               3,165      3,060
Income from Continuing Operations                                     14,464     14,426               4,658      7,748

Discontinued Operations
  Income (loss) from discontinued operations -
    net of tax                                                             -       (859)                  -        385
  Loss on disposal - net of tax                                            -    (25,080)                  -    (25,080)
Loss from Discontinued Operations                                          -    (25,939)                  -    (24,695)
Net Income (Loss)                                                    $14,464   ($11,513)             $4,658   ($16,947)

Primary Earnings Per Share
  Income from continuing operations                                    $1.14      $1.16               $0.37      $0.63
  Loss from discontinued operations - net of tax                           -      (2.11)                  -      (2.02)
Net Income (Loss) Per Share                                            $1.14     ($0.95)              $0.37     ($1.39)

Average Shares and Equivalents Outstanding                            12,572     12,241              12,591     12,247

Fully Diluted Earnings Per Share
  Income from continuing operations                                    $1.13      $1.16               $0.36      $0.63
  Loss from discontinued operations - net of tax                           -      (2.11)                  -      (2.02)
Net Income (Loss) Per Share                                            $1.13     ($0.95)              $0.36     ($1.39)

Average Shares and Equivalents Outstanding                            12,798     12,241              12,775     12,247

Dividends Paid Per Common Share                                        $0.54      $0.54               $0.27      $0.27

See notes to consolidated financial statements


WASHINGTON NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (Unaudited)
(000s Omitted)
                                                                    Six Months Ended
                                                                      June 30,
                                                                        1997        1996

Net Cash Provided by Operating Activities                                $7,437     $24,024

Investing Activities
  Proceeds from sales
    Fixed maturities - available for sale                                55,163      89,230
    Mortgage loans, real estate and other                                12,467      27,544
  Proceeds from maturities, redemptions and distributions
    Fixed maturities - available for sale                                66,573      60,731
    Mortgage loans, real estate and other                                14,440      31,464
  Cost of purchases
    Fixed maturities - available for sale                               (87,893)   (168,812)
    Real estate and other investments                                    (2,746)     (6,964)
  Increase in policy loans                                               (1,410)       (112)
  Net payments related to discontinued operations                       (19,566)          -
  Net change in short-term investments                                    6,435      (4,360)
  Purchases of property and equipment                                       (88)       (403)
    Net Cash Provided by Investing Activities                            43,375      28,318

Financing Activities
  Policyholder account deposits                                          76,418      71,215
  Policyholder account withdrawals                                     (115,714)   (116,446)
  Dividends to shareholders                                              (6,852)     (6,790)
  Preferred stock redemption                                             (6,326)          -
  Proceeds from issuance of common stock                                  1,079         445
  Repayment of mortgage payable                                            (740)       (139)
  Change in short-term notes payable                                          -      (3,100)
    Net Cash Used by Financing Activities                               (52,135)    (54,815)

      Increase (Decrease) in Cash                                        (1,323)     (2,473)

Cash at Beginning of Period                                               3,081       8,331
    Cash at End of Period                                                $1,758      $5,858


See notes to consolidated financial statements

                   WASHINGTON NATIONAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)

                            June 30, 1997

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

B. Merger With PennCorp Financial Group, Inc.

   In November 1996, WNC signed a definitive agreement to merge with PennCorp Financial Group, Inc. (PennCorp). Under the terms of the merger, the separate corporate existence of WNC will cease and PennCorp will continue as the surviving entity. The transaction is subject to approval by both WNC and PennCorp shareholders and certain regulatory agencies. The merger has been approved by the Illinois and Indiana insurance departments. During the second quarter, the Company and PennCorp extended the completion date to August 30, 1997, after which each party has the right to terminate the merger, without penalty, by written notification to the other party. As of the date of this document, PennCorp has not received clearance from the Securities and Exchange Commission for its Registration Statement that contains the joint proxy statement and prospectus for the merger. Thus, it is not possible to mail the joint proxy statement and prospectus to shareholders of both companies, hold the required special meeting of shareholders and complete the merger by August 30, 1997. As of the date of this document, the Company has not yet decided what action it will take regarding the August 30, 1997 date or completion of the merger thereafter. The Company and PennCorp continue to hold discussions.

C. Discontinued Operations

   In 1996, the Company sold its individual health insurance and its group life and health insurance business. The operating results of the Company's sold health insurance business have been reported in the Consolidated Statement of Operations as discontinued operations. As permitted, the Consolidated Balance Sheet has not been segregated between continuing and discontinued operations. At June 30, 1997, the business had remaining assets of approximately $138.4 million consisting primarily of invested assets and $70.5 million of reinsurance recoverables, and liabilities of approximately $138.4 million consisting primarily of policy liabilities.

   Revenues for the discontinued operations were $32.5 million and $194.7 million for the six months ended June 30, 1997 and 1996, respectively.

D. Reinsurance

   The effect of reinsurance on insurance premiums and policy charges from continuing operations for the six month period ended June 30 follows:


        (000s omitted)                          1997         1996
        Direct premiums and policy charges     $105,776     $105,936
        Premiums ceded                          (24,036)     (28,253)
        Net premiums and policy charges        $ 81,740     $ 77,683

                   WASHINGTON NATIONAL CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (UNAUDITED)

                            June 30, 1997


   Reinsurance benefits ceded from continuing operations were $12.1 million and $9.9 million at June 30, 1997 and 1996, respectively.

   At June 30, 1997, approximately 67% of WNC's total reinsurance recoverables related to the Company's discontinued operations. Of the 67%, 86% was from Pioneer Life Insurance Company as a result of the sale of the individual health insurance and the small group life and health insurance business and 12% was due from the UNUM Life Insurance Company. Of WNC's total reinsurance recoverables, 21% were due from Combined Insurance Company of America.

E. Financial Guarantees

   The Company has entered into certain financial guarantees. A financial guarantee is a conditional commitment to guarantee the payment of an obligation by an unrelated entity to a third party and has off-balance sheet credit risk. The exposure to credit risk is represented by the amount the Company would be required to pay under certain circumstances.

   At both June 30, 1997 and December 31, 1996, the Company had three financial guarantees totaling $11.5 million with related letters of credit of $2.1 million, and a construction completion guarantee. The Company feels it has adequate reserves for related potential losses.

F. Net Unrealized Gains on Investments

   The components of net unrealized gains on investments included in shareholders' equity are as follows:

                                                     June 30,   December 31,
        (000s omitted)                                 1997        1996
        Unrealized gains                             $23,556      $33,653
        Adjustment to deferred acquisition costs      (6,487)      (8,115)
        Deferred income tax expense                    3,274        8,930
        Net unrealized gains on investments          $13,795      $16,608

G. Home Office Sublease

   As a result of the sale of the Company's health insurance business in 1996 and the pending merger, the Company has entered into an agreement to sublease its home office building to ACCO, a subsidiary of American Brands. The building was leased from a joint venture partnership in which Washington National Insurance Company, WNC's subsidiary, has a one-third interest. ACCO is expected to take possession of approximately 80% of the building at the beginning of August, 1997. The remaining Education business and the administrative support functions will occupy the remaining 20% of the building through the end of the year. The sublease resulted in the Company recording a $9.1 million charge in the second quarter for the difference between the rent expected to be received and the remaining lease obligation on the original lease.

                   WASHINGTON NATIONAL CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (UNAUDITED)

                            June 30, 1997


H. Preferred Stock Redemption

   On June 2, 1997 the Company called for redemption all of the issued and outstanding $2.50 convertible shares of preferred stock for $55.00 per share plus accrued dividends. Preferred shareholders had the option to (1) convert their preferred stock into the Company's $5.00 par value common stock at a conversion rate of 1.875 shares of common for each share of preferred stock prior to the redemption date, or (2) have their preferred shares redeemed in cash on the redemption date, or (3) sell the preferred stock prior to the redemption date. Of the 142,000 shares outstanding, 27,000 shares were converted to common stock and 115,000 shares redeemed for cash.

I. Federal Income Taxes

   During the second quarter of 1997, the Company received a tax refund from the Internal Revenue Service, settling tax years through 1988. As a result, the Company recorded interest income of $4.6 million. The net effect of the refund was to increase net income by $2.2 million.

   Also in the third quarter of 1997, the Company reached a tentative agreement with the IRS for tax years 1992 through 1994. The anticipated effect of the agreement will result in third quarter cash payments of $5.4 million in taxes and interest. The IRS settlement is expected to have a positive effect on 1997 income.

J. New Accounting Standards

   In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 128, "Earnings Per Share," which is effective for financial statements issued for periods ending after December 15, 1997. The Statement changes the computation of earnings per share (EPS) by replacing primary and fully diluted EPS with basic and dilutive EPS and requires additional disclosure.

   The difference between basic and primary EPS is that the denominator of the new calculation only uses the average shares outstanding for the period versus average shares and equivalents used in primary EPS. For WNC, this means that for basic EPS, common share equivalents for outstanding stock options are not added to the denominator. The effect on WNC, which is not material, is to slightly increase EPS. For WNC, the difference between dilutive EPS and fully diluted EPS is the treatment of restricted stock, which is immaterial and has no impact on the calculation.

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. For WNC, comprehensive income will include net income and the change in unrealized gains and losses on investments and unfunded pension losses.

K. Subsequent Event

   On July 29, 1997, the Company repurchased 415,564 shares of common stock held by the Washington National Retirement Plan for $11,792,000. The effect on WNC, which is not material, is to slightly increase EPS beginning in the 1997 third quarter.

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

Analysis of Net Income (Loss)

(000s omitted)                                Three Months Ended        Six Months Ended
                                                   June 30,                 June 30,
                                               1997         1996        1997        1996
Pretax operating income (1)
 Insurance operations                       $10,030     $  9,609     $21,001     $19,912
 Corporate and other                          1,985          831       2,918       1,884
Total pretax operating income operations     12,015       10,440      23,919      21,796
Income taxes on operating income              4,218        3,715       8,357       7,788
Net operating income                          7,797        6,725      15,562      14,008
Other components of income, net of tax
 Charge on sublease                          (5,883)          -       (5,883)          -
 Income tax refund interest                   2,203           -        2,203           -
 Net realized investment gains (2)              541       1,023        2,582         418
 Discontinued operations (3)                      -     (24,695)           -     (25,939)

Net income (loss)                           $ 4,658    $(16,947)     $14,464    $(11,513)

(1) Pretax income from continuing operations before net realized investment gains, income tax refund, and sublease charge.
(2) 1997 and 1996 include tax benefits of $316 and $655, for the three months ended June 30, and $941 and $660, for the six months ended June 30, respectively.
(3) Three months and six months ended June 30, 1996, includes the loss on sale of health insurance business of $25,080.

Corporate Merger

In November 1996, WNC signed a definitive agreement to merge with PennCorp Financial Group, Inc. (PennCorp). Under the terms of the merger, the separate corporate existence of WNC will cease and PennCorp will continue as the surviving entity. The transaction is subject to approval by both WNC and PennCorp shareholders and certain regulatory agencies. The merger has been approved by the Illinois and Indiana insurance departments. During the second quarter, the Company and PennCorp extended the completion date to August 30, 1997, after which each party has the right to terminate the merger, without penalty, by written notification to the other party. As of the date of this document, PennCorp has not received clearance from the Securities and Exchange Commission for its Registration Statement that contains the joint proxy statement and prospectus for the merger. Thus, it is not possible to mail the joint proxy statement and prospectus to shareholders of both companies, hold the required special meeting of shareholders and complete the merger by August 30, 1997. As of the date of this document, the Company has not yet decided what action it will take regarding the August 30, 1997 date or completion of the merger thereafter. The Company and PennCorp continue to hold discussions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Consolidated Results of Operations

Components of Pretax Operating Income from Continuing Operations by
Segment:

                                                      Insurance    Corporate
(000s omitted)                                       Operations    and Other        Total

                                                       Three months ended June 30, 1997
Revenues
 Insurance premiums and policy charges                  $40,705       $    -      $40,705
 Net investment income                                   37,848        2,867       40,715
 Other revenues                                             628           54          682
Total revenues excluding realized investment gains
 and interest on tax refund                              79,181        2,921       82,102

Benefits and expenses
 Insurance benefits paid or provided                     53,837           56       53,893
 Insurance and general expenses                           9,210          880       10,090
 Amortization of deferred acquisition costs               6,104            -        6,104

Total benefits and expenses excluding charge
 on sublease                                             69,151          936       70,087

Pretax operating income from continuing operations      $10,030       $1,985      $12,015


                                                      Insurance    Corporate
(000s omitted)                                       Operations    and Other        Total

                                                        Three months ended June 30, 1996
Revenues
 Insurance premiums and policy charges                 $ 38,933       $    -      $38,933
 Net investment income                                   38,645         2,190      40,835
 Other revenues                                           1,180             7       1,187
Total revenues excluding realized investment gains       78,758         2,197      80,955

Benefits and expenses
 Insurance benefits paid or provided                     54,584           60       54,644
 Insurance and general expenses                           9,598        1,306       10,904
 Amortization of deferred acquisition costs               4,967            -        4,967

Total benefits and expenses                              69,149        1,366       70,515

Pretax operating income from continuing operations     $  9,609      $   831      $10,440

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

                                                       Insurance   Corporate
(000s omitted)                                        Operations   and Other        Total

                                                        Six months ended June 30, 1997
Revenues
 Insurance premiums and policy charges                 $ 81,740       $    -      $81,740
 Net investment income                                   75,720        5,023       80,743
 Other revenues                                           1,004          222        1,226
Total revenues excluding realized investment gains
 and interest on tax refund                             158,464        5,245      163,709

Benefits and expenses
 Insurance benefits paid or provided                    106,300          110     106,410
 Insurance and general expenses                          18,480        2,217      20,697
 Amortization of deferred acquisition costs              12,683            -      12,683

Total benefits and expenses excluding charge
 on sublease                                            137,463       2,327     139,790

Pretax operating income from continuing operations     $ 21,001      $2,918    $ 23,919


                                                      Insurance   Corporate
(000s omitted)                                       Operations   and Other      Total

                                                        Six months ended June 30, 1996
Revenues
 Insurance premiums and policy charges                 $ 77,683      $    -    $ 77,683
 Net investment income                                   78,110       3,889      81,999
 Other revenues                                           2,347         241       2,588
Total revenues excluding realized investment losses     158,140       4,130     162,270

Benefits and expenses
 Insurance benefits paid or provided                    108,364         120     108,484
 Insurance and general expenses                          19,110       2,126      21,236
 Amortization of deferred acquisition costs              10,754           -      10,754

Total benefits and expenses                             138,228       2,246     140,474

Pretax operating income from continuing operations     $ 19,912      $1,884    $ 21,796


Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

Insurance Premiums and Policy Charges. Insurance premiums and policy charges increased $4.1 million, or 5.2%, from $77.7 million in the first six months of 1996 to $81.7 million in 1997. The improvement was primarily due to increases from educator disability products and life insurance policy charges at UPI offset in part by a decline in the closed block of life insurance and annuities at WNIC. See "Segment Information," below.

Net Investment Income. Net investment income was $80.7 million in the first six months of 1997, compared to $82.0 in the same period of 1996. The amortized cost of the Company's investment portfolio at June 30, 1997, was $2.3 billion, compared to $2.4 billion at June 30, 1996. The portfolio yield (based on amortized cost) was 7.4% in the first six months of 1997 and 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Realized Investment Gains and Losses. Realized investment gains before taxes for the first six months of 1997 were $1.6 million compared to losses of $0.2 million in the first six months of 1996. In 1997, realized investment gains were comprised primarily of gains of $3.0 million on fixed maturity investments and equity securities. These gains were partially offset by realized investment losses of $1.9 million on mortgage loans and real estate. The Company's income taxes included tax benefits of $0.9 million in 1997 related to realized investment losses.

In the first six months of 1996, realized losses of $6.1 million on mortgage loans and real estate investments were essentially offset by gains of $5.9 million on other invested assets, equity securities, and fixed maturity investments. The Company's income taxes included a tax benefit of $0.7 million in 1996 related to realized investment losses.

Insurance Benefits Paid or Provided. Insurance benefits paid or provided were $106.4 million in the first six months of 1997 and $108.5 million in the first six months of 1996. A decline in benefits in the closed block of life insurance and annuities was partially offset by increased benefits primarily for education disability and universal life insurance at UPI. The closed block of life insurance and annuities continues to decline in size over time.

Insurance and General Expenses (Excluding Charge for Sublease of Home Office Building). The Company's operating income expense ratio (expenses as a percentage of premiums and net investment income) before the $9.1 million charge for the sublease of the Company's home office was 12.7% in the first six months of 1997, compared to 13.3% in the first six months of 1996. The decrease was due primarily to lower operating expenses in the education disability product line.

Charge for Sublease of Home Office. In the 1997 second quarter, the Company recorded a charge of $9.1 million ($5.9 million, net of tax) related to the sublease of the Company's home office. The Company has sublet the facility due to substantial excess space after the 1996 divestiture of the Company's health insurance business and the pending merger with PennCorp.

Amortization of Deferred Acquisition Costs. Amortization of deferred acquisition costs was $12.7 million in the first six months of 1997, up 17.9% from $10.8 million in the same period of 1996. The increase was due to an improved benefit ratio at UPI which requires additional amortization under FAS 97.

Income Taxes. Income taxes on operating income from continuing operations were $8.4 million in the first six months of 1997 and $7.8 million in the same period of 1996. The effective tax rate on pretax operating income in the first six months of 1997 was 34.9%, compared to 35.7% in 1996.

Income taxes for the first six months and the second quarter of 1997 include a tax credit of $3.2 million for the charge related to the sublease of the Company's home office.

During the 1997 second quarter, the Company received a tax refund of $5.2 million, which included interest income of $4.6 million, for the closing of the 1974 to 1988 tax years. The increase to net income for the refund and interest, after taxes, was $2.2 million.

Loss from Discontinued Operations, Net of Tax. In the second quarter of 1996, the Company reported a loss of $25.1 million, net of tax, from the sale of its health insurance business. In addition, the 1996 loss from discontinued operations includes $0.9 million relating to the loss on operations from January 1, 1996, through May 31, 1996, the measurement date for the disposal of the health business. The loss from discontinued operations in 1996 resulted from a high benefits ratio (benefits as a percentage of premiums) for both the group employee benefits portion of discontinued operations and the individual health insurance portion. The group employee benefits ratio was high due to increased competition for group medical insurance and adverse group life insurance mortality experience. The increase in individual health insurance resulted primarily from poor claims experience on policies written in New Jersey, which had implemented certain adverse restrictions on health insurers.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Net Income (Loss). Net income for the first six months of 1997 was $14.5 million, compared to a net loss of $11.5 million in 1996. The increase in net income resulted from the loss on discontinued operations in the first six months of 1996 and operating improvement in the Company's insurance operations in 1997.

Segment Information

Insurance Operations. For the first six months of 1997, revenues for the insurance operations segment were $158.5 million, compared to $158.1 million in the same period of 1996. Revenues from the educator disability business and UPI increased 7% and 5%, respectively, over the first six months of 1996, due to increased insurance in force. For the educator disability business, the number of insureds at June 30, 1997, increased 2% from a year earlier. At UPI, insurance in force at the end of the second quarter of 1997 increased 4% over a year earlier. Offsetting the increases in revenues from the growth businesses was a decline in investment income, premiums, and other income from the closed block attributable to its ongoing shrinkage. Annuity account balances for the closed block at June 30, 1997, declined 6% from year-end 1996 and 12% from a year earlier. No new sales have been made in the closed block since 1989.

Operating income for the insurance operations segment increased $1.1 million, or 5.5%, to $21.0 million in the first six months of 1997 from $19.9 million in the first six months of 1996. The increase was primarily due to improved operations in the educator disability business and at UPI, offset in part by a decline in the closed block. The increase in operating income from the educator disability business was from higher premium revenues and lower operating expenses in the first half of 1997 compared to the same period of 1996. The improvement at UPI resulted from increased policy charges and interest spreads (the difference between interest credited to policyholders and the interest earned on investments). The decline in the closed block was the result of its ongoing shrinkage.

Corporate and Other. The corporate and other segment had pretax operating income of $2.9 million in the first six months of 1997, compared to $1.9 million in the first six months of 1996. The increase was primarily due to increased income from real estate investments.

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

The nature and reasons for any significant variations between quarters ended June 30, 1997, and June 30, 1996, are the same as those discussed above for the respective six-month periods, except where otherwise noted.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Investment Portfolio

At June 30, 1997, the Company had invested assets with a carrying value of $2.3 billion compared to $2.4 billion at December 31, 1996. Certain information about the Company's investment portfolio follows (dollars in millions):

                                             June 30, 1997           December 31, 1996
                                                         % of                       % of
                                          Carrying   Carrying       Carrying    Carrying
                                             Value      Value          Value       Value
Fixed maturity investments:
 United States government obligations     $   63.4       2.7%       $   71.2        3.0%
 Obligations of states and
    political subdivisions                    77.4       3.4            81.1        3.4
 Public Utilities                            149.0       6.5           150.1        6.3
 Industrial and miscellaneous                983.3      42.6         1,025.1       43.1
 Mortgage-backed securities                  585.7      25.4           578.4       24.3
 Other                                        30.8       1.3            25.2        1.0
Total fixed maturity investments           1,889.6      81.9         1,931.1       81.1

Mortgage loans on real estate                237.1      10.3           257.6       10.8
Real estate and joint ventures                16.5       0.7            20.1        0.8
Policy loans                                  57.2       2.5            55.8        2.4
Other long-term                               10.9       0.4            11.8        0.5
Short-term                                    96.9       4.2           103.4        4.4
Total invested assets                     $2,308.2     100.0%       $2,379.8      100.0%

Fixed Maturity Investments

The Company's fixed maturity investments are carried at fair value. Due to rising interest rates during 1997, the carrying value of the Company's fixed maturity investments compared to amortized cost decreased $10.0 million, resulting in an unrealized gain on fixed maturity investments of $22.0 million, compared to an unrealized gain of $32.0 million at December 31, 1996. The amortized cost of the Company's fixed maturity portfolio decreased $31.5 million in the first six months of 1997 to $1.9 billion at June 30, 1997. The decrease was attributable to the use of cash proceeds to meet the liquidity needs of the Company's closed annuity business and to discharge liabilities from the 1996 sale of the Company's health business.

The composition of the Company's fixed maturity portfolio at June
30, 1997, based on ratings follows (dollars in millions):

                                                Carrying Value
                                                as a Percent of
                           Carrying           Fixed       Invested
                              Value         Maturities     Assets
AAA/Aaa                    $  774.8            41.1%        33.6%
AA/Aa                         106.4             5.6          4.6
A                             571.3            30.2         24.8
BBB/Baa                       374.0            19.8         16.2
BB/Ba and lower                63.1             3.3          2.7
Total fixed maturities     $1,889.6           100.0%        81.9%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


The Company's policy for rating fixed maturity investments is to use the rating determined by Standard & Poor's Company or Moody's Investor Service, Inc. for publicly-traded investments. For privately-traded securities, the ratings of Duff & Phelps Credit Rating Company and Fitch Investors Service, Inc. are also recognized in defining rated securities. If an investment has a split rating (i.e., different ratings from the rating services) the Company categorizes the investment under the lowest rating. For those investments that do not have a rating from these services, the Company categorizes those investments on ratings assigned by the National Association of Insurance Commissioners (NAIC), whose ratings are as follows: NAIC Class 1 is considered equivalent to a AAA/Aaa, AA/Aa, or A rating; NAIC Class 2, BBB/Baa; and NAIC Classes 3-6, BB/Ba and below. At June 30, 1997, $73.2 million or 3.9% of fixed maturity investments were rated with comparable NAIC ratings, the majority of which is $29.9 million of investments rated BBB and $22.6 million of investments rated BB and lower.

The Company's fixed maturity portfolio at June 30, 1997, includes
$585.7 million of mortgage-backed securities, detailed as follows
(dollars in millions):

                                                Carrying Value as a Percent of
                                                     Mortgage-
                                    Carrying           Backed       Invested
                                      Value          Securities      Assets
Agency CMOs
Planned amortization classes         $131.2             22.4%         5.7%
Target amortization classes             4.7              0.8          0.2
Sequential classes                      3.5              0.6          0.2
Support classes                         5.6              1.0          0.2
Accrual classes                         2.9              0.5          0.1
  Total agency CMOs                   147.9             25.3          6.4
Non-agency CMOs (1)
Planned amortization classes           13.9              2.4          0.6
Accrual classes                         1.1              0.2          0.0
Sequential classes                      6.1              1.0          0.3
  Total non-agency CMOs                21.1              3.6          0.9
Total CMOs                            169.0             28.9          7.3
Non-agency mortgage-backed
  pass-through securities               1.3              0.2          0.1
Agency mortgage-backed
  pass-through securities             415.4             70.9         18.0
Total mortgage-backed securities     $585.7            100.0%        25.4%

(1) All of the Company's non-agency collateralized mortgage obligations (CMOs) investments were rated AAA at June 30, 1997. The credit risk associated with non-agency mortgage-backed securities is generally greater than that of agency mortgage-backed securities.


To mitigate prepayment risk, the Company primarily invests in CMO classes that have, at time of investment, the most stable prepayment structure. Such CMO classes are termed "planned amortization class"
(PAC) which comprised 86% of the Company's CMO portfolio at June 30, 1997. The next most stable class of CMOs is "target amortization class" (TAC) which comprised 3% of the Company's CMO portfolio at June 30, 1997. PACs and TACs are designed to protect against prepayment risk and may therefore have more predictable cash flows than pass-through mortgage-backed securities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


As market interest rates have declined over the past several years, prepayments on certain PAC and TAC investments have increased resulting in a loss of some prepayment protection. Approximately 56% of the Company's PAC and TAC investments at June 30, 1997, have lost some of this protection. However, the Company believes the yield earned on these issues continues to adequately compensate for the reduced prepayment protection.

Mortgage Loans

The Company had investments in mortgage loans of $237.1 million (net of allowances of $6.7 million) at June 30, 1997 compared to $257.6 million at December 31, 1996. Investments in mortgage loans declined primarily due to prepayments and amortization. Of the outstanding loans at June 30, 1997, loans with a carrying value of $6.9 million, or approximately 2.9%, were delinquent 60 days or more as to interest or principal.

Restructured loans, where modifications of the terms of the mortgage loan have occurred and which are considered current investments, had a carrying value of $6.4 million at June 30, 1997, a decrease of $5.2 million from December 31, 1996, resulting primarily from a foreclosure. Impaired loans, where compliance with the terms of the mortgage is in doubt, total $6.4 million, a decrease of $3.1 million from December 31, 1996.

The Company no longer makes new investments in mortgage loans except for purchase money loans and expansion of the Company's properties. The Company will retain its existing mortgage loans.

The Company's mortgage loan portfolio at June 30, 1997, by geographic distribution, year of maturity, and property type follows (dollars in millions):

                   Geographic Distribution of
                         Mortgage Loans
California             $ 41.8        17.6%
Illinois                 31.0        13.1
Indiana                  28.3        11.9
Florida                  27.5        11.6
Texas                    19.1         8.1
North Carolina           11.8         5.0
Virginia                 11.6         4.9
All other                66.0        27.8
  Total                $237.1       100.0%


                      Mortgage Loans by Year of Maturity
                      Scheduled
                       Principal      Balloon
                      Payments (1)    Payments     Total
1997                    $  5.5         $ 21.2      $ 26.7
1998                      11.4            2.7        14.1
1999                      12.3            2.8        15.1
2000                      12.9            5.7        18.6
2001                      13.0           20.3        33.3
2002 and thereafter       68.2           61.1       129.3
  Total                 $123.3         $113.8      $237.1

(1) Includes scheduled payments on balloon loans

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


                              Property Type
Retail                      $145.3       61.3%
Office                        29.9       12.6
Industrial                    21.1        8.9
Medical                       11.2        4.7
Multi-Family Residential      10.9        4.6
All other                     18.7        7.9
  Total                     $237.1      100.0%


Real Estate and Joint Ventures

The Company's real estate and joint venture investments decreased $3.6 million since December 31, 1996. The decrease was due primarily to the second quarter 1997 sale of the Company's largest investment property partially offset by acquiring property through foreclosure. At June 30, 1997, $8.3 million of the real estate investments were acquired through foreclosures, compared to $4.1 million at December 31, 1996. As a result of the sale of the Company's largest real estate investment, approximately 70% of remaining real estate consists of foreclosed properties held for sale by the Company. Through June 30, 1997, the Company recorded a net realized loss on real estate and joint venture investments of $0.7 million.

Liquidity and Capital Resources

Cash Flows. During the first six months of 1997, the Company's operating activities generated cash of $7.4 million compared to $24.0 million in the first six months of 1996. The decrease in cash from operations resulted primarily from the divestiture of the health insurance businesses.

Cash used for financing activities was $52.1 million in the first six months of 1997, compared to $54.8 million in the same period of 1996. The decrease in cash used for financing resulted from an increase in policyholder account deposits at UPI and a reduction in short-term notes payable of $3.1 million in 1996 partially offset by the second quarter 1997 redemption of the Company's preferred stock.

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

In order to minimize the need to sell fixed maturity investments below cost, the Company seeks to maintain sufficient levels of cash and short-term investments. The Company held cash and short-term investments of $98.7 million at June 30, 1997, compared to $106.4 million at December 31, 1996. Management believes the Company has adequate liquidity to meet its ongoing cash requirements.

On July 29, 1997, the Company purchased and retired 415,564 shares of its common stock at market value from a terminated defined benefit pension plan at WNIC at a cost of $11.8 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


A.M. Best Ratings

The ability of an insurance company to compete successfully depends, in part, on its financial strength, operating performance, and claims-paying ability as rated by A.M. Best and other rating agencies. A. M. Best uses a variety of qualitative and quantitative measures in determining a company's rating and surplus adequacy. The Company's insurance subsidiaries are each currently rated "A- (Excellent)" by A.M. Best, based on their 1996 statutory financial results and operating performance.

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

In June 1996, the estate of a retired employee filed a lawsuit in the United States District Court for the Northern District of Illinois against WNC, WNC's wholly-owned subsidiary, WNIC, and the three individual trustees of the Washington National Insurance Company Home Office Group Insurance Plan (the "Plan"), and the Plan. The plaintiff, who was subsequently joined by a retired employee of WNIC as an additional named plaintiff, purported to represent a class consisting of eligible retirees under the Plan who retired before January 1, 1992.

This complaint, brought under the Employee Retirement Income Security Act, centers around a January 1992 amendment to the Plan which resulted in a different coordination of benefits with Medicare. Also, at that time the retirees were first required to contribute a portion of their premium, whereas previously the Company paid 100% of retiree medical premiums. Plaintiff sought certification of the class, permanent no-cost retiree medical benefits, an accounting and repayment of premium contributions, attorney fees, costs and expenses, plus other appropriate equitable relief. Plaintiffs utilize several theories of recovery, namely, promissory estoppel, equitable estoppel, negligent misrepresentation, breach of fiduciary duty, and entitlement.

On July 18, 1997, the Court denied plaintiffs motion to certify the proposed class. On July 24, 1997, the Court entered summary judgment for defendants on the negligent misrepresentation, breach of fiduciary duty and entitlement counts. In addition, the Court dismissed the three individual defendants and ruled that plaintiffs were not entitled to a jury trial. Accordingly, all that remains are the two individual plaintiffs' estoppel claims against WNC, WNIC and the Plan.

WNC, WNIC and the Plan believe that valid defenses exist and intend to contest vigorously the remaining allegations made in the complaint.

On April 7, 1997, a suit captioned Menachem Limor v. United Presidential Life Insurance Company was filed against the Company's wholly-owned subsidiary UPI in the Circuit Court of Davidson County, Tennessee, Mr. Limor, a UPI policyholder, purports to represent a class consisting of owners of UPI's "1/20" and "10/20" universal life policies. Plaintiff seeks certification of the class, compensatory damages and equitable relief. In the suit, plaintiff alleges breach of contract, breach of fiduciary duty and breach of the duty of good faith and fair dealing.

Plaintiff alleges that UPI increased the cost of insurance rates and reduced interest rates used in crediting accumulated cash values during the 1990's to levels in violation of contractual provisions. The Court has divided discovery in this matter into two phases. Discovery is proceeding on the issue of class certification. If there is a determination that a class will be certified, merits discovery will proceed. UPI is vigorously contesting the allegations made in the complaint and believes that valid defenses on the merits exist.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

   Exhibit 2 -    Second Amended and Restated Agreement and Plan of
                  Merger dated as of January 20, 1997 By and Between
                  PennCorp Financial Group, Inc. and Washington National
                  Corporation and Amendment thereto dated May 15, 1997.

   Exhibit 11 -   Computation of Per Share Earnings.

   Exhibit 27 -   Financial Data Schedule.

b. Reports on Form 8-K

   No reports on Form 8-K have been filed during the quarter ended
   June 30, 1997.

                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              WASHINGTON NATIONAL CORPORATION




August 8, 1997                /s/ Joan K. Cohen
                              Joan K. Cohen
                              Vice President, Controller and Treasurer
                              (Duly Authorized Officer and Chief
                               Accounting Officer)

                            EXHIBIT INDEX



                                                                      PAGE


2     Second Amended and Restated Agreement and Plan of
      Merger dated as of January 20, 1997 By and Between
      PennCorp Financial Group, Inc. and Washington National
      Corporation and Amendment thereto dated May 15, 1997          See below

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

10.6  Form of Employment Security and Consulting Agreement
      dated June 14, 1996 between Registrant and W. G. Brown,
      R. W. Patin, J. N. Plato, T. Pontarelli and T. C. Scott
      on Form 10-Q, for the period ended June 30, 1996 **               *

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