Form 10-Q
period 1997-09-30
WASHINGTON NATIONAL CORP
filed 1997-11-13
CIK 104867

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-Q

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended September 30, 1997.

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

Number of shares of Common Stock, $5 par value outstanding as of November 10, 1997 was 12,050,480.

                              CONTENTS



Part I.  Financial Information                                        Page

 Item 1.  Financial Statements
  Consolidated Balance Sheet - September 30, 1997
     and December 31, 1996                                              3
  Consolidated Statement of Operations - Nine and Three Months
     Ended September 30, 1997 and 1996                                  4
  Consolidated Condensed Statement of Cash Flows -
     Nine Months Ended September 30, 1997 and 1996                      5
  Notes to Consolidated Financial Statements - September 30, 1997       6

 Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                         9

Part II.  Other Information

 Item 1.  Legal Proceedings                                            19
 Item 6.  Exhibits and Reports on Form 8-K                             20

Signature                                                              21

PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS

WASHINGTON NATIONAL CORPORATION
CONSOLIDATED BALANCE SHEET
(000s Omitted)
                                                                 September 30,
                                                                     1997       December 31,
                                                                  (Unaudited)       1996
ASSETS

 Investments
  Fixed maturities - Available for sale at fair
    value (cost: $1,853,987; $1,899,130)                           $1,911,779   $1,931,129
  Mortgage loans on real estate                                       219,498      257,635
  Real estate and joint ventures                                       15,116       20,044
  Policy loans                                                         57,922       55,798
  Other long-term                                                      10,378       11,812
  Short-term                                                           81,335      103,345
Total Investments                                                   2,296,028    2,379,763

Cash                                                                    2,367        3,081
Deferred acquisition costs                                            231,572      242,488
Reinsurance recoverables and prepaid premiums                         109,619      109,555
Accrued investment income                                              30,932       31,671
Insurance premiums in course of collection                              9,985       12,051
Property and equipment                                                 12,362       13,472
Goodwill                                                               17,149       17,679
Separate Account                                                       48,999       39,643
Other                                                                  14,909       19,793
Total Assets                                                       $2,773,922   $2,869,196

LIABILITIES

Policy liabilities                                                 $2,200,186   $2,282,537
General expenses and other liabilities                                100,365      129,784
Income taxes (current: $(2,186); $550)                                 10,778       12,548
Mortgage payable                                                            -          740
Separate Account                                                       48,999       39,643
Total Liabilities                                                   2,360,328    2,465,252

SHAREHOLDERS' EQUITY

Convertible preferred stock                                                 -          712
Common stock                                                          124,587      128,960
Retained earnings                                                     332,662      315,661
Net unrealized investment gains                                        26,133       16,608
Cost of common treasury stock                                         (69,788)     (57,997)
Total Shareholders' Equity                                            413,594      403,944
Total Liabilities and Shareholders' Equity                         $2,773,922   $2,869,196

See notes to consolidated financial statements

WASHINGTON NATIONAL CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
(000s Omitted, Except Per Share Data)
                                                                     Nine Months Ended             Three Months Ended
                                                                       September 30,                  September 30,
                                                                      1997       1996                1997       1996
Revenues
  Insurance premiums and policy charges                             $122,571   $116,810             $40,831    $39,127
  Net investment income                                              119,856    123,897              39,113     41,898
  Realized investment gains                                            4,208        528               2,567        770
  Interest on tax refund                                               4,634          -                   -          -
  Other                                                                2,075      3,769                 849      1,181
Total Revenues                                                       253,344    245,004              83,360     82,976

Benefits and Expenses
  Insurance benefits paid or provided                                154,170    161,418              47,760     52,934
  Insurance and general expenses                                      32,720     31,434              12,023     10,198
  Charge for sublease on home office                                   9,051          -                   -          -
  Amortization of deferred acquisition costs                          20,522     15,859               7,839      5,105
Total Benefits and Expenses                                          216,463    208,711              67,622     68,237

Income from continuing operations before income taxes                 36,881     36,293              15,738     14,739
Income taxes on continuing operations                                 11,623     11,873               4,944      4,745
Income from Continuing Operations                                     25,258     24,420              10,794      9,994

Discontinued Operations
  Income (loss) from discontinued operations -
    net of tax                                                         1,848       (919)              1,848        (60)
  Loss on disposal - net of tax                                            -    (25,080)                  -          -
Gain (Loss) from Discontinued Operations                               1,848    (25,999)              1,848        (60)
Net Income (Loss)                                                    $27,106    ($1,579)            $12,642     $9,934

Primary Earnings Per Share
  Income from continuing operations                                    $2.00      $1.97               $0.87      $0.80
  Income (loss) from discontinued operations -
    net of tax                                                          0.15      (2.12)               0.15      (0.01)
Net Income (Loss) Per Share                                            $2.15     ($0.15)              $1.02      $0.79

Average Shares and Equivalents Outstanding                            12,533     12,250              12,455     12,446

Fully Diluted Earnings Per Share
  Income from continuing operations                                    $1.99      $1.97               $0.86      $0.78
  Income (loss) from discontinued operations -
    net of tax                                                          0.14      (2.12)               0.15          -
Net Income (Loss) Per Share                                            $2.13     ($0.15)              $1.01      $0.78

Average Shares and Equivalents Outstanding                            12,702     12,250              12,509     12,743

Dividends Paid Per Common Share                                        $0.81      $0.81               $0.27      $0.27

See notes to consolidated financial statements

WASHINGTON NATIONAL CORPORATION
CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (Unaudited)
(000s Omitted)
                                                                         Nine Months Ended
                                                                           September 30,
                                                                          1997       1996

Net Cash Provided by Operating Activities                                $2,974     $21,861

Investing Activities
  Proceeds from sales
    Fixed maturities - available for sale                                58,652     103,242
    Mortgage loans, real estate and other                                15,214      27,544
  Proceeds from maturities, redemptions and distributions
    Fixed maturities - available for sale                               118,714      87,260
    Mortgage loans, real estate and other                                32,522      53,027
  Cost of purchases
    Fixed maturities - available for sale                              (127,432)   (203,330)
    Mortgage loans, real estate and other                                (3,793)     (7,498)
  Net payments related to discontinued operations                       (23,099)    (10,496)
  Net change in short-term investments                                   22,010        (820)
  Increase in policy loans                                               (2,124)       (125)
  Purchases of property and equipment                                       (94)       (455)
    Net Cash Provided by Investing Activities                            90,570      48,349

Financing Activities
  Policyholder account deposits                                         111,894     111,305
  Policyholder account withdrawals                                     (178,366)   (175,452)
  Dividends to shareholders                                             (10,105)    (10,190)
  Preferred stock redemption                                             (6,326)          -
  Proceeds from issuance of common stock                                  1,176       1,578
  Repayment of long-term borrowing                                         (740)       (280)
  Payments to acquire treasury stock                                    (11,791)          -
  Change in short-term notes payable                                          -      (3,100)
    Net Cash Used by Financing Activities                               (94,258)    (76,139)

      Decrease in Cash                                                     (714)     (5,929)

Cash at Beginning of Period                                               3,081       8,331
    Cash at End of Period                                                $2,367      $2,402


See notes to consolidated financial statements

                   WASHINGTON NATIONAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)

                         September 30, 1997

A. Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim periods. In the opinion of management, all adjustments (consisting primarily of normal, recurring accruals) considered necessary for a fair presentation have been included.

B. Merger

   During the third quarter of 1997, PennCorp Financial Group, Inc. (PennCorp), and the Company mutually agreed to terminate their merger agreement. The Company then began a remarketing effort and subsequently entered into a merger agreement with Conseco, Inc. (Conseco), whereby the Company would be acquired for a cash price of $33.25 per common share and WNC would become a wholly-owned subsidiary of Conseco. As of the date of this filing, the Company has mailed proxy materials to shareholders and has set a shareholders' meeting date of November 17, 1997, for shareholders to vote on the proposed merger. In addition to shareholder approval, regulatory approval from the Illinois and Indiana insurance departments is needed. The Company expects the merger to close in early December.

C. Discontinued Operations

   In 1996, the Company sold its individual health insurance and its group life and health insurance business. The operating results of the Company's sold health insurance business have been reported in the Consolidated Statement of Operations as discontinued operations. As permitted, the Consolidated Balance Sheet has not been segregated between continuing and discontinued operations. At September 30, 1997, the business had remaining assets of approximately $129.6 million consisting primarily of invested assets and $68.7 million of reinsurance recoverables, and liabilities of approximately $129.6 million consisting primarily of policy liabilities.

   Revenues for the discontinued operations were $43.2 million and $223.2 million for the nine months ended September 30, 1997 and 1996, respectively.

   1997 results consist of a tax benefit recorded in conjunction with a settlement with the Internal Revenue Service (IRS) for prior years' returns.

D. Reinsurance

   The effect of reinsurance on insurance premiums and policy charges from continuing operations for the nine month period ended
   September 30 follows:

        (000s omitted)                           1997         1996
        Direct premiums and policy charges     $157,934     $158,337
        Premiums ceded                          (35,363)     (41,527)
        Net premiums and policy charges        $122,571     $116,810

                   WASHINGTON NATIONAL CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (UNAUDITED)

                         September 30, 1997


   Reinsurance benefits ceded from continuing operations were $16.3 million and $14.6 million at September 30, 1997 and 1996, respectively.

   At September 30, 1997, approximately 63% of WNC's total reinsurance recoverables related to the Company's discontinued operations. Of the 63%, 97% was from Pioneer Life Insurance Company as a result of the sale of the individual health insurance and the small group life and health insurance business. Of WNC's total reinsurance recoverables, 21% was due from Combined Insurance Company of America and 7% due from the UNUM Life Insurance Company.

E. Financial Guarantees

   The Company has entered into certain financial guarantees. A financial guarantee is a conditional commitment to guarantee the payment of an obligation by an unrelated entity to a third party and has off-balance sheet credit risk. The exposure to credit risk is represented by the amount the Company would be required to pay under certain circumstances.

   At September 30, 1997, the Company had two financial guarantees totaling $8.5 million and at December 31, 1996, it had three guarantees totaling $11.5 million, with related letters of credit of $2.1 million and a construction completion guarantee at both dates. The Company feels it has adequate reserves for related potential losses.

F. Net Unrealized Gains on Investments

   The components of net unrealized gains on investments included in shareholders' equity are as follows:

                                                   September 30,     December 31,
        (000s omitted)                                 1997             1996
        Unrealized gains                              $59,375          $33,653
        Adjustment to deferred acquisition costs      (23,746)          (8,115)
        Deferred income tax expense                     9,496            8,930
        Net unrealized gains on investments           $26,133          $16,608

G. Home Office Sublease

   As a result of the sale of the Company's health insurance business in 1996 and the pending merger, the Company has entered into an agreement to sublease its home office building to ACCO, a subsidiary of American Brands. The building was leased from a joint venture partnership in which Washington National Insurance Company, WNC's subsidiary, has a one-third interest. ACCO took possession of approximately 80% of the building at the beginning of August, 1997. The remaining Education business and the administrative support functions will occupy the remaining 20% of the building through February 15, 1998. The sublease resulted in the Company recording a $9.1 million charge in the second quarter of 1997 for the difference between the rent expected to be received and the remaining lease obligation on the original lease.

                   WASHINGTON NATIONAL CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             (UNAUDITED)

                         September 30, 1997


H. Preferred Stock Redemption

   On June 2, 1997 the Company called for redemption all of the issued and outstanding $2.50 convertible shares of preferred stock for $55.00 per share plus accrued dividends. Preferred shareholders had the option to (1) convert their preferred stock into the Company's $5.00 par value common stock at a conversion rate of 1.875 shares of common for each share of preferred stock prior to the redemption date, or (2) have their preferred shares redeemed in cash on the redemption date, or (3) sell the preferred stock prior to the redemption date. Of the 142,000 shares outstanding, 14,000 shares were converted to common stock and 128,000 shares were redeemed for cash.

I. Federal Income Taxes

   During the second quarter of 1997, the Company received a tax refund from the IRS, settling tax years through 1988. As a result, the Company recorded interest income of $4.6 million. The net effect of the refund was to increase net income by $2.2 million.

   In the third quarter of 1997, the Company reached an agreement with the IRS for tax years 1992 through 1994 and filed an amended return for 1995. The agreement and the amended return resulted in third quarter cash payments of $5.8 million in taxes and $1.7 million in interest. The IRS settlement had a positive effect on 1997 income of $1.7 million primarily related to the sold health insurance business.

J. Common Stock Repurchase

   On July 29, 1997, the Company purchased and retired 415,564 shares of its common stock at market value from the Washington National Retirement Plan at a cost of $11,792,000. The Plan is a terminated defined benefit pension plan sponsored by WNIC.

K. New Accounting Standards

   In February 1997 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which is effective for financial statements issued for periods ending after December 15, 1997. The Statement changes the computation of earnings per share (EPS) by replacing primary and fully diluted EPS with basic and dilutive EPS and requires additional disclosure.

   The difference between basic and primary EPS is that the denominator of the new calculation only uses the average shares outstanding for the period versus average shares and equivalents used in primary EPS. For WNC, this means that for basic EPS, common share equivalents for outstanding stock options are not added to the denominator. The effect on WNC between primary and basic EPS, which is not material, is to slightly increase EPS. For WNC, the difference between dilutive EPS and fully diluted EPS is the treatment of restricted stock, which is immaterial.

   In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. For WNC, comprehensive income will include net income, the change in unrealized gains and losses on investments and unfunded pension losses.

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

Analysis of Net Income (Loss)
(000s omitted)                              Three Months Ended    Nine Months Ended
                                               September 30,        September 30,
                                              1997      1996        1997     1996
Pretax operating income (1)
 Insurance operations                       $13,708   $12,144     $34,709   $32,056
 Corporate and other                           (537)    1,825       2,381     3,709
Total pretax operating income                13,171    13,969      37,090    35,765
Income taxes on operating income              5,017     4,717      13,374    12,505
Net operating income                          8,154     9,252      23,716    23,260
Other components of income, net of tax
 Charge on sublease                               -         -      (5,883)        -
 Income tax refund interest                       -         -       2,203         -
 Net realized investment gains (2)            2,640       742       5,222     1,160
 Discontinued operations (3)                  1,848       (60)      1,848   (25,999)

Net income (loss)                           $12,642   $ 9,934     $27,106  $ (1,579)

(1) Pretax income from continuing operations before net realized investment gains, income tax refund, and sublease charge.
(2) 1997 includes a tax benefit of $73 and 1996 includes tax of $28 for the three months ended September 30. The nine months ended September 30, 1997 and 1996, include tax benefits of $1,014 and $632, respectively.
(3) The nine months ended September 30, 1996, includes a loss on sale of health insurance business of $25,080.

Corporate Merger

During the third quarter of 1997, PennCorp Financial Group, Inc. (PennCorp), and the Company mutually agreed to terminate their merger agreement. The Company then began a remarketing effort and subsequently entered into a merger agreement with Conseco, Inc. (Conseco), whereby the Company would be acquired for a cash price of $33.25 per common share and WNC would become a wholly-owned subsidiary of Conseco. As of the date of this filing, the Company has mailed proxy materials to shareholders and has set a shareholders' meeting date of November 17, 1997, for shareholders to vote on the proposed merger. In addition to shareholder approval, regulatory approval from the Illinois and Indiana insurance departments is needed. The Company expects the merger to close in early December.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Consolidated Results of Operations

Components of Pretax Operating Income from Continuing Operations by
Segment:

                                                           Insurance   Corporate
(000s omitted)                                            Operations   and Other        Total

                                                         Three months ended September 30, 1997
Revenues
 Insurance premiums and policy charges                       $40,831      $    -      $40,831
 Net investment income                                        37,569       1,544       39,113
 Other revenues                                                  836          13          849
Total revenues excluding realized investment gains            79,236       1,557       80,793

Benefits and expenses
 Insurance benefits paid or provided                          47,705          55       47,760
 Insurance and general expenses                                9,984       2,039       12,023
 Amortization of deferred acquisition costs                    7,839           -        7,839

Total benefits and expenses                                   65,528       2,094       67,622

Pretax operating income (loss) from continuing operations    $13,708      $ (537)     $13,171

                                                           Insurance   Corporate
(000s omitted)                                            Operations   and Other        Total

                                                         Three months ended September 30, 1996
Revenues
 Insurance premiums and policy charges                       $39,127      $    -      $39,127
 Net investment income                                        39,371       2,527       41,898
 Other revenues                                                  900         281        1,181
Total revenues excluding realized investment gains            79,398       2,808       82,206

Benefits and expenses
 Insurance benefits paid or provided                          52,874          60       52,934
 Insurance and general expenses                                9,275         923       10,198
 Amortization of deferred acquisition costs                    5,105           -        5,105

Total benefits and expenses                                   67,254         983       68,237

Pretax operating income from continuing operations           $12,144      $1,825      $13,969

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

                                                           Insurance   Corporate
(000s omitted)                                            Operations   and Other        Total

                                                          Nine months ended September 30, 1997
Revenues
 Insurance premiums and policy charges                      $122,571      $    -     $122,571
 Net investment income                                       113,289       6,567      119,856
 Other revenues                                                1,840         235        2,075
Total revenues excluding realized investment gains
 and interest on tax refund                                  237,700       6,802      244,502

Benefits and expenses
 Insurance benefits paid or provided                         154,005         165      154,170
 Insurance and general expenses                               28,464       4,256       32,720
 Amortization of deferred acquisition costs                   20,522           -       20,522

Total benefits and expenses excluding charge
 on sublease                                                 202,991       4,421      207,412

Pretax operating income from continuing operations          $ 34,709      $2,381     $ 37,090

                                                           Insurance   Corporate
(000s omitted)                                            Operations   and Other        Total

                                                          Nine months ended September 30, 1996
Revenues
 Insurance premiums and policy charges                      $116,810      $    -     $116,810
 Net investment income                                       117,481       6,416      123,897
 Other revenues                                                3,247         522        3,769
Total revenues excluding realized investment gains           237,538       6,938      244,476

Benefits and expenses
 Insurance benefits paid or provided                         161,238         180      161,418
 Insurance and general expenses                               28,385       3,049       31,434
 Amortization of deferred acquisition costs                   15,859           -       15,859

Total benefits and expenses                                  205,482       3,229      208,711

Pretax operating income from continuing operations          $ 32,056      $3,709     $ 35,765

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

Insurance Premiums and Policy Charges. Insurance premiums and policy charges increased $5.8 million, or 4.9%, from $116.8 million in the first nine months of 1996 to $122.6 million in 1997. The improvement was primarily due to increases from educator disability products and life insurance policy charges at UPI offset in part by a decline in the closed block of life insurance and annuities at WNIC. See "Segment Information," below.

Net Investment Income. Net investment income was $119.9 million in the first nine months of 1997, compared to $123.9 in the same period of 1996. The amortized cost of the Company's investment portfolio at September 30, 1997, was $2.24 billion, compared to $2.38 billion at September 30, 1996. The portfolio yield (based on amortized cost) was 7.36% in the first nine months of 1997 and 7.45% in the first nine months of 1996. The decline in investment yield is primarily the result of investing in short-term securities due to the pending merger.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Realized Investment Gains and Losses. Realized investment gains before taxes for the first nine months of 1997 were $4.2 million compared to $0.5 million in the first nine months of 1996. In 1997, realized investment gains were comprised primarily of gains of $6.4 million on fixed maturity investments, equity securities, and other invested assets. These gains were partially offset by realized investment losses of $2.2 million on mortgage loans and real estate. The Company's income taxes included tax benefits of $1.0 million in 1997 related to realized investment losses.

In the first nine months of 1996, realized gains of $6.3 million on other invested assets and equity securities were mostly offset by realized losses of $5.7 million on real estate investments, mortgage loans, and fixed maturity investments. The Company's income taxes included a tax benefit of $0.6 million in 1996 related to realized investment losses.

Insurance Benefits Paid or Provided. Insurance benefits paid or provided were $154.2 million in the first nine months of 1997 and $161.4 million in the first nine months of 1996. A decline in benefits in the closed block of life insurance and annuities was partially offset by increased benefits for education. Benefits decreased in the closed block of life insurance and annuities as this business continues to decline in size combined with a $1.2 million reserve release for a portion of this block of business. Education disability benefits increased primarily due to an increase in the number of insureds. See "Segment Information," below.

Insurance and General Expenses. The Company's operating income expense ratio (expenses as a percentage of premiums and net investment income) before the $9.1 million charge for the sublease of the Company's home office was 13.5% in the first nine months of 1997, compared to 13.1% in the first nine months of 1996. The increase was due primarily to merger related expenses in the 1997 third quarter, partially offset by lower operating expenses in the closed block of life insurance and annuities.

Charge for Sublease of Home Office. In the 1997 second quarter, the Company recorded a charge of $9.1 million ($5.9 million, net of tax) related to the sublease of the Company's home office. The Company has sublet the facility due to substantial excess space after the 1996 divestiture of the Company's health insurance business and the pending merger with Conseco.

Amortization of Deferred Acquisition Costs. Amortization of deferred acquisition costs was $20.5 million in the first nine months of 1997, up 29.4% from $15.9 million in the same period of 1996. The increase was due to higher premium and policy charges at UPI and UPI's annual review of amortization assumptions which increased amortization by $0.8 million in 1997. A similar study in 1996 decreased amortization by $1.3 million. The studies resulted in nearly equal offsetting adjustments to insurance benefits and an immaterial impact on net income in both 1997 and 1996.

Income Taxes. Income taxes on operating income from continuing operations were $13.4 million in the first nine months of 1997 and $12.5 million in the same period of 1996. The effective tax rate on pretax operating income in the first nine months of 1997 was 36.1%, compared to 35.0% in 1996.

Income taxes for the first nine months of 1997 include a tax credit of $3.2 million for the charge related to the sublease of the Company's home office.

During the 1997 second quarter, the Company received a tax refund of $5.2 million, which included interest income of $4.6 million, for the closing of the 1974 to 1988 tax years. The increase to 1997 nine month net income for the refund and interest, after taxes, was $2.2 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Income (Loss) from Discontinued Operations, Net of Tax. In the second quarter of 1996, the Company reported a loss of $25.1 million, net of tax, from the sale of its health insurance business. In addition, the 1996 loss from discontinued operations includes $0.9 million relating to the loss on operations from January 1, 1996, through May 31, 1996, the measurement date for the disposal of the health business. The loss from discontinued operations in 1996 resulted from a high benefits ratio (benefits as a percentage of premiums) for both the group employee benefits portion of discontinued operations and the individual health insurance portion. The group employee benefits ratio was high due to increased competition for group medical insurance and adverse group life insurance mortality experience. The increase in individual health insurance resulted primarily from poor claims experience on policies written in New Jersey, which had implemented certain adverse restrictions on health insurers.

During the 1997 third quarter, the Company settled the tax years 1992 to 1994 with the IRS and amended its 1995 federal income tax return. As a result of the settlement, the Company paid $7.5 million in taxes and interest, and recorded an income tax benefit of $1.8 million related to discontinued operations.

Net Income (Loss). Net income for the first nine months of 1997 was $27.1 million, compared to a net loss of $1.6 million in 1996. The increase in net income resulted from the loss on discontinued operations recorded in 1996, combined with improvement in the Company's insurance operations in 1997.

Segment Information

Insurance Operations. For the first nine months of 1997, revenues for the insurance operations segment were $237.7 million, compared to $237.5 million in the same period of 1996. Revenues from the educator disability business and UPI improved 7% and 4%, respectively, over the first nine months of 1996. For the educator disability business, revenues increased due primarily to rate increases and increased coverage amounts. At UPI, insurance in force at the end of the third quarter of 1997 increased 2.9% over a year earlier. Offsetting the increases in revenues from the growth businesses was a decline in investment income, premiums, and other income from the closed block attributable to its ongoing shrinkage. Annuity account balances for the closed block at September 30, 1997, declined 9.4% from year-end 1996 and 12.3% from a year earlier. No new sales have been made in the closed block since 1989.

Operating income for the insurance operations segment increased $2.7 million, or 8.3%, to $34.7 million in the first nine months of 1997 from $32.1 million in the first nine months of 1996. The increase was primarily due to improved operations in the educator disability business and at UPI, offset in part by a decline in the closed block. Increased operating income from the educator disability business resulted from an improvement in profit margin due to a decline in the benefit ratio (benefits as a percentage of premiums) in the first nine months of 1997 compared to the same period of 1996. The improvement at UPI resulted from increased policy charges and interest spreads (the difference between interest credited to policyholders and the interest earned on investments). The decline in the closed block was the result of its ongoing shrinkage.

For the third quarter, operating income for the insurance operations segment increased $1.6 million, or 12.9%, to $13.7 million from $12.1 million in the third quarter of 1996. The increase was due to a reserve release of $1.2 million on a portion of the closed block of life insurance and annuities and increased policy charges at UPI.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Corporate and Other. The corporate and other segment had pretax operating income of $2.4 million in the first nine months of 1997, compared to $3.7 million in the first nine months of 1996. The decrease was primarily due to certain merger-related expenses, final real estate expenses on a property sold, and reduced investment income due to the redemption of the Company's preferred shares for $6.3 million and the purchase of 415,564 shares of the Company's common stock for $11.8 million from a terminated defined benefit pension plan of one of its subsidiaries.

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

The nature and reasons for any significant variations between quarters ended September 30, 1997, and September 30, 1996, are the same as those discussed above for the respective nine-month periods, except where otherwise noted.

Investment Portfolio

At September 30, 1997, the Company had invested assets with a carrying value of $2.3 billion compared to $2.4 billion at December 31, 1996. Certain information about the Company's investment portfolio follows (dollars in millions):

                                          September 30, 1997         December 31, 1996
                                                       % of                        % of
                                          Carrying   Carrying       Carrying     Carrying
                                            Value      Value          Value        Value
Fixed maturity investments:
 United States government obligations     $   65.0      2.9%        $   71.2        3.0%
 Obligations of states and
    political subdivisions                    73.2      3.2             81.1        3.4
 Public Utilities                            149.7      6.5            150.1        6.3
 Industrial and miscellaneous              1,001.4     43.6          1,025.1       43.1
 Mortgage-backed securities                  590.6     25.7            578.4       24.3
 Other                                        31.9      1.4             25.2        1.0
Total fixed maturity investments           1,911.8     83.3          1,931.1       81.1

Mortgage loans on real estate                219.5      9.6            257.6       10.8
Real estate and joint ventures                15.1      0.7             20.1        0.8
Policy loans                                  57.9      2.5             55.8        2.4
Other long-term                               10.4      0.4             11.8        0.5
Short-term                                    81.3      3.5            103.4        4.4
Total invested assets                     $2,296.0    100.0%        $2,379.8      100.0%

Fixed Maturity Investments

The Company's fixed maturity investments are carried at fair value. Due to changes in the interest rate environment during 1997, the carrying value of the Company's fixed maturity investments compared to amortized cost increased $25.8 million, resulting in an unrealized gain on fixed maturity investments of $57.8 million, compared to an unrealized gain of $32.0 million at December 31, 1996. The amortized cost of the Company's fixed maturity portfolio decreased $45.1 million in the first nine months of 1997 to $1.9 billion at September 30, 1997. The decrease was attributable to the use of cash proceeds to meet the liquidity needs of the Company's closed annuity business and to discharge liabilities from the 1996 sale of the Company's health business.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The composition of the Company's fixed maturity portfolio at September 30, 1997, based on ratings follows (dollars in millions):

                                            Carrying Value
                                            as a Percent of
                           Carrying        Fixed      Invested
                             Value       Maturities    Assets
AAA/Aaa                    $  782.6         40.9%       34.1%
AA/Aa                         110.9          5.8         4.8
A                             571.9         29.9        24.9
BBB/Baa                       380.3         19.9        16.6
BB/Ba and lower                66.1          3.5         2.9
Total fixed maturities     $1,911.8        100.0%       83.3%

The Company's policy for rating fixed maturity investments is to use the rating determined by Standard & Poor's Company or Moody's Investor Service, Inc. for publicly-traded investments. For privately-traded securities, the ratings of Duff & Phelps Credit Rating Company and Fitch Investors Service, Inc. are also recognized in defining rated securities. If an investment has a split rating (i.e., different ratings from the rating services) the Company categorizes the investment under the lowest rating. For those investments that do not have a rating from these services, the Company categorizes those investments on ratings assigned by the National Association of Insurance Commissioners (NAIC), whose ratings are as follows: NAIC Class 1 is considered equivalent to a AAA/Aaa, AA/Aa, or A rating; NAIC Class 2, BBB/Baa; and NAIC Classes 3-6, BB/Ba and below. At September 30, 1997, $68.5 million or 3.6% of fixed maturity investments were rated with comparable NAIC ratings, the majority of which is $26.3 million of investments rated BBB and $21.6 million of investments rated BB and lower.

The Company's fixed maturity portfolio at September 30, 1997, includes $590.6 million of mortgage-backed securities, detailed as follows (dollars in millions):

                                                     Carrying Value
                                                     as a Percent of
                                                   Mortgage-
                                   Carrying         Backed     Invested
                                     Value        Securities    Assets
Agency CMOs
Planned amortization classes         $129.6          21.9%       5.6%
Target amortization classes             3.8           0.6        0.2
Sequential classes                      3.3           0.6        0.1
Support classes                         5.8           1.0        0.3
Accrual classes                         2.9           0.5        0.1
  Total agency CMOs                   145.4          24.6        6.3
Non-agency CMOs (1)
Planned amortization classes           14.1           2.4        0.6
Accrual classes                         1.1           0.2        0.1
Sequential classes                      6.2           1.0        0.3
  Total non-agency CMOs                21.4           3.6        1.0
Total CMOs                            166.8          28.2        7.3
Non-agency mortgage-backed
  pass-through securities               1.1           0.2        0.0
Agency mortgage-backed
  pass-through securities             422.7          71.6       18.4
Total mortgage-backed securities     $590.6         100.0%      25.7%

(1) All of the Company's non-agency collateralized mortgage obligations (CMOs) investments were rated AAA at September 30, 1997. The credit risk associated with non-agency mortgage-backed securities is generally greater than that of agency mortgage-backed securities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


To mitigate prepayment risk, the Company primarily invests in CMO classes that have, at time of investment, the most stable prepayment structure. Such CMO classes are termed "planned amortization class"
(PAC) which comprised 86% of the Company's CMO portfolio at September 30, 1997. The next most stable class of CMOs is "target amortization class" (TAC) which comprised 2% of the Company's CMO portfolio at September 30, 1997. PACs and TACs are designed to protect against prepayment risk and may therefore have more predictable cash flows than pass-through mortgage-backed securities.

As market interest rates have declined over the past several years, prepayments on certain PAC and TAC investments have increased resulting in a loss of some prepayment protection. Approximately 55% of the Company's PAC and TAC investments at September 30, 1997, have lost some of this protection. However, the Company believes the yield earned on these issues continues to adequately compensate for the reduced prepayment protection.

Mortgage Loans

The Company had investments in mortgage loans of $219.5 million (net of allowances of $6.7 million) at September 30, 1997 compared to $257.6 million at December 31, 1996. Investments in mortgage loans declined primarily due to prepayments and amortization. Of the outstanding loans at September 30, 1997, loans with a carrying value of $7.2 million, or approximately 3.3%, were delinquent 60 days or more as to interest or principal.

Restructured loans, where modifications of the terms of the mortgage loan have occurred and which are considered current investments, had a carrying value of $7.0 million at September 30, 1997, a decrease of $4.6 million from December 31, 1996, resulting primarily from a foreclosure. Impaired loans, where compliance with the terms of the mortgage is in doubt, total $6.9 million, a decrease of $2.5 million from December 31, 1996.

The Company no longer makes new investments in mortgage loans except for purchase money loans.

The Company's mortgage loan portfolio at September 30, 1997, by geographic distribution, year of maturity, and property type follows (dollars in millions):

                Geographic Distribution of
                      Mortgage Loans
California          $  39.5      18.0%
Illinois               30.5      13.9
Indiana                27.5      12.5
Florida                26.7      12.1
Texas                  16.9       7.7
Virginia               11.5       5.3
All other              66.9      30.5
  Total              $219.5     100.0%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

                       Mortgage Loans by Year of Maturity
                     Scheduled
                     Principal         Balloon
                     Payments (1)      Payments      Total
1997                   $  2.6           $ 14.9      $ 17.5
1998                     10.8              2.8        13.6
1999                     11.7              2.8        14.5
2000                     12.3              5.7        18.0
2001                     12.4             20.4        32.8
2002 and thereafter      66.6             56.5       123.1
  Total                $116.4           $103.1      $219.5

(1)  Includes scheduled payments on balloon loans

                             Property Type
Retail                     $132.8     60.5%
Office                       27.8     12.7
Industrial                   19.5      8.9
Medical                      11.1      5.0
Multi-Family Residential     10.2      4.7
All other                    18.1      8.2
  Total                    $219.5    100.0%

Real Estate and Joint Ventures

The Company's real estate and joint venture investments decreased $4.9 million since December 31, 1996. The decrease was due primarily to the second quarter 1997 sale of the Company's largest investment property partially offset by acquiring property through foreclosure. At September 30, 1997, $5.6 million of the real estate investments were acquired through foreclosures, compared to $4.1 million at December 31, 1996. As a result of the sale of the Company's largest real estate investment, approximately 62% of remaining real estate consists of foreclosed properties held for sale by the Company.

Liquidity and Capital Resources

Cash Flows. During the first nine months of 1997, the Company's operating activities generated cash of $3.0 million compared to $21.9 million in the first nine months of 1996. The decrease in cash from operations resulted primarily from the divestiture of the health insurance businesses.

Cash used for financing activities was $94.3 million in the first nine months of 1997, compared to $76.1 million in the same period of 1996. The increase in cash used for financing resulted from the third quarter purchase of 415,564 shares of the Company's common stock at market value from a terminated defined benefit pension plan at WNIC for $11.8 million and the second quarter redemption of the Company's preferred stock for $6.3 million.

Liquidity. The fair value of the Company's investment portfolio, primarily fixed maturity investments, is affected by changing interest rates. When interest rates rise, the fair value of the Company's fixed maturity investments declines, while in periods of declining interest rates, the fair value of the Company's fixed maturity investments increases. The Company estimates that a one percentage point change in market interest rates would have an inverse effect on the fair value of its fixed maturity investments of 5%. In addition, rising interest rates could result in increased surrenders of life insurance policies and annuities (as current policy and contract holders seek higher returns elsewhere) causing the Company to sell fixed maturity investments below cost.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


In order to minimize the need to sell fixed maturity investments below cost, the Company seeks to maintain sufficient levels of cash and short-term investments. The Company held cash and short-term investments of $83.7 million at September 30, 1997, compared to $106.4 million at December 31, 1996. Management believes the Company has adequate liquidity to meet its ongoing cash requirements.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

   Exhibit 10.8 -  Form of Amendment to Employment Agreement dated
                   September 11, 1997 between Registrant and
                   W. G. Brown, R. W. Patin, J. N. Plato, T. Pontarelli and T. C. Scott.

   Exhibit 10.9 -  Form of Amendment to Employment Security and
                   Consulting Agreement dated September 11, 1997 between Registrant and W. G. Brown, R. W. Patin, J. N. Plato,
                   T. Pontarelli and T. C. Scott.

   Exhibit 11   -  Computation of Per Share Earnings.

   Exhibit 27   -  Financial Data Schedule.

b. Reports on Form 8-K

   On September 3, 1997, WNC filed Form 8-K disclosing that it and PennCorp Financial Group, Inc. had mutually terminated their January 1997 merger agreement.

   On September 26, 1997, WNC filed Form 8-K disclosing that it had entered into an Agreement and Plan of Merger Dated as of September 20, 1997 By and Among Conseco, Inc., Granite Merger
   Corp., and Washington National Corporation (the "Merger
   Agreement"). A copy of the Merger Agreement was attached as an exhibit.

                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              WASHINGTON NATIONAL CORPORATION




November 13, 1997             /s/ Joan K. Cohen
                              Joan K. Cohen
                              Vice President, Controller and Treasurer
                              (Duly Authorized Officer and Chief
                              Accounting Officer)

                                EXHIBIT INDEX


                                                                           PAGE

2     Agreement and Plan of Merger dated as of September 20, 1997 By and Among Conseco, Inc., Granite Merger Corp., and Washington
      National Corporation, filed on Form 8-K on September 26, 1997.         *

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

10.7  Form of Amendment to Employment Agreement between Registrant and W. G. Brown, R. W. Patin, J. N. Plato, T. Pontarelli and
      T. C. Scott on Form 10-Q, for the period ended September 30, 1996 **   *

10.8  Form of Amendment to Employment Agreement dated September 11,
      1997 between Registrant and W. G. Brown, R. W. Patin, J. N. Plato,
      T. Pontarelli and T. C. Scott **                                      23

10.9  Form of Amendment to Employment Security and Consulting
      Agreement dated September 11, 1997 between Registrant and
      W. G. Brown, R. W. Patin, J. N. Plato, T. Pontarelli and
      T. C. Scott **                                                        26

11    Computation of Per Share Earnings                                     27

27    Financial Data Schedule                                               28

      *  Incorporated by reference.
      ** Management contract and compensatory plans or arrangements.